Form 10-Q
period 1994-03-26
HOMELAND HOLDING CORP
filed 1994-05-18
CIK 835582

                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended:  March 26, 1994


                                  OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from _____ to _____


Commission file No.:  33-48862


                               HOMELAND HOLDING CORPORATION
                  (Exact name of registrant as specified in its charter)


           Delaware                                           73-1311075
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)


                                   400 N.E. 36th Street
                               Oklahoma City, Oklahoma 73l25
                   (Address of principal executive offices)   (Zip Code)


                                      (405) 557-5500
                   (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 6, 1994.

   Class A Common Stock, including redeemable common stock: 34,743,200 shares
                                Class B Common Stock:  None

                              PART I - FINANCIAL INFORMATION








ITEM 1.           FINANCIAL STATEMENTS

                        HOMELAND HOLDING CORPORATION AND SUBSIDIARY
                                CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share and per share amounts)

                                          ASSETS

                                                        March 26,   January 1,
                                                          1994         1994
                                                        ---------   ----------
                                                       (Unaudited)
Current assets:
  Cash and cash equivalents                            $    266      $  2,194
  Receivables, net of allowance for uncollectible
   accounts of $2,165 and $2,034                         11,678        11,750
  Inventories                                            92,280        93,145
  Prepaid expenses and other current assets               3,772         3,697
  Deferred tax assets                                     3,997         3,997
                                                       --------      --------
      Total current assets                              111,993       114,783

Property, plant and equipment:
  Land                                                   12,486        12,486
  Buildings                                              30,343        30,335
  Fixtures and equipment                                 59,966        59,950
  Land and leasehold improvements                        31,038        31,045
  Transportation equipment                                   93            93
  Software                                               17,410        17,410
  Leased assets under capital leases                     51,321        51,321
  Construction in progress                                3,442         2,564
                                                       --------      --------
                                                        206,099       205,204

  Less accumulated depreciation
   and amortization                                      71,111        67,509
                                                       --------      --------
  Net property, plant and equipment                     134,988       137,695

Excess of purchase price over fair
  value of net assets acquired, net
  of amortization of $743 and $717                        3,789         3,815

Other assets and deferred charges                        13,162        13,919
                                                       --------      --------
      Total assets                                     $263,932      $270,212
                                                       ========      ========

                                                                    Continued

                         The accompanying notes are an integral part
                               of these financial statements.

                         HOMELAND HOLDING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS, Continued
                     (In thousands, except share and per share amounts)

                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        March 26,    January 1,
                                                          1994          1994
                                                        --------     ----------
                                                      (Unaudited)
Current liabilities:
  Accounts payable - trade                              $ 32,891     $ 33,800
  Salaries and wages                                       2,150        2,746
  Taxes                                                    5,728        4,724
  Accrued interest payable                                 1,146        3,366
  Other current liabilities                                6,357        6,548
  Current portion of long-term debt                        1,500        6,000
  Current portion of obligations under capital
   leases                                                  3,177        3,334
                                                        --------     --------
      Total current liabilities                           52,949       60,518

Long-term obligations:
  Long-term debt                                         137,000      135,750
  Obligations under capital leases                        17,096       17,807
  Other noncurrent liabilities                             9,735        9,709
                                                        --------     --------
      Total long-term obligations                        163,831      163,266

Redeemable common stock, Class A, $.01 par value,
  3,864,211 shares at March 26, 1994 and 3,970,211
  shares at January 1, 1994, at redemption value
                                                           9,313        9,568
Stockholders' equity:
  Common stock
    Class A, $.01 par value, authorized - 40,500,000
     shares, issued - 31,604,989 shares at March 26,
     1994 and 31,498,989 shares at January 1, 1994
     outstanding - 30,878,989 shares                         316          315
  Additional paid-in capital                              46,612       46,358
  Accumulated deficit                                     (7,346)      (7,753)
  Minimum pension liability adjustment                      -            (572)
  Treasury stock, 726,000 shares at March 26, 1994
  and 620,000 shares at January 1, 1994, at cost          (1,743)      (1,488)
                                                        --------     --------
      Total stockholders' equity                          37,839       36,860
                                                        --------     --------
      Total liabilities and stockholders' equity        $263,932     $270,212
                                                        ========     ========

                         The accompanying notes are an integral part
                               of these financial statements.

                         HOMELAND HOLDING CORPORATION AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except share and per share amounts)
                                             (Unaudited)

                                                        12 weeks      12 weeks
                                                          ended         ended
                                                        March 26,     March 27,
                                                          1994          1993
                                                        --------      --------

Sales, net                                             $184,837      $190,857

Cost of sales                                           137,699       141,892
                                                       --------      --------
  Gross profit                                           47,138        48,965

Selling and administrative                               42,017        44,199
                                                       --------      --------
  Operating profit                                        5,121         4,766

Interest expense                                          4,007         5,274
                                                       --------      --------
Income (loss) before income taxes and
  extraordinary items                                     1,114          (508)

Income tax expense                                          707         1,016
                                                       --------      --------
Income (loss) before extraordinary items                    407        (1,524)

Extraordinary items, net of applicable
  income taxes of $785                                     -           (3,139)
                                                       --------      --------
Net income (loss)                                      $    407      $ (4,663)
                                                       ========      ========
Income (loss) before extraordinary
  items per common share                               $    .01      $   (.04)

Extraordinary items per common share                       -             (.09)
                                                       --------      --------
Net income (loss) per common share                     $    .01      $   (.13)
                                                       ========      ========
Weighted average shares outstanding                  34,783,617    34,982,843
                                                     ==========    ==========




                         The accompanying notes are an integral part
                               of these financial statements.

                                           HOMELAND HOLDING CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       (In thousands, except share and per share amounts)
                                                           (Unaudited)



                                                                        Minimum
                                   Class A     Additional               Pension                          Total
                                Common Stock     Paid-in  Accumulated  Liability     Treasury Stock  Stockholders'
                              Shares    Amount   Capital    Deficit    Adjustment   Shares     Amount    Equity
                              ------    ------  ---------  ---------   ----------   ------     -------  -------

Balance, January 2, 1993   31,364,989    $314    $46,036   $(8,035)     $  -       486,000  $(1,165)    $37,150

Purchase of treasury stock      4,500      -          11      -            -         4,500      (11)       -

Net loss                         -         -        -       (4,663)        -          -        -         (4,663)
                           ----------    ----    -------  --------      -----      -------  -------     -------
Balance, March 27, 1993    31,369,489    $314    $46,047  $(12,698)     $  -       490,500  $(1,176)    $32,487
                           ==========    ====    =======  ========      =====      =======  =======     =======


Balance, January 1, 1994   31,498,989    $315    $46,358   $(7,753)     $(572)     620,000  $(1,488)    $36,860

Purchase of treasury stock    106,000       1        254      -            -       106,000     (255)       -

Adjustment to reduce
  minimum liability              -         -        -         -           572         -        -            572

Net income                       -         -        -          407         -          -        -            407
                            ---------    ----    -------   -------      -----      -------  -------     -------
Balance, March 26, 1994    31,604,989    $316    $46,612   $(7,346)     $  -       726,000  $(1,743)    $37,839
                           ==========    ====    =======   =======      =====      =======  =======     =======










                              The accompanying notes are an integral part
                                     of these financial statements.

                         HOMELAND HOLDING CORPORATION AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In thousands, except share and per share amounts)
                                         (Unaudited)

                                                        12 weeks     12 weeks
                                                          ended        ended
                                                        March 26,    March 27,
                                                          1994         1993
                                                        --------     --------
Cash flows from operating activities:
  Net income (loss)                                     $   407       $(4,663)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                        3,791         3,663
     Amortization of financing costs                        331           372
     (Gain)loss on disposal of assets                       (27)          (20)
     Amortization of beneficial interest in
       operating leases                                      60            60
     Write-off of financing costs on long-term
       debt retired                                          -          1,148
     Change in assets and liabilities:
       Decrease in receivables                               72         3,080
       Decrease in inventories                              865         5,299
       Increase in prepaid expenses and other
       current assets                                       (75)         (172)
       (Increase) decrease in other assets and
       deferred charges                                     203           (56)
       Decrease in accounts payable - trade                (909)       (1,077)
       Decrease in salaries and wages                      (596)         (680)
       Increase (decrease) in taxes                       1,004        (2,481)
       Decrease in accrued interest payable              (2,220)       (3,429)
       Increase (decrease) in other current
       liabilities                                          381        (2,032)
       Increase (decrease) in other noncurrent
       liabilities                                           53          (520)
                                                        -------       -------
         Net cash provided (used) by operating
           activities                                     3,340        (1,508)
                                                        -------       -------
Cash flows used in investing activities:
  Capital expenditures                                     (895)         (596)
                                                        -------       -------
         Net cash used in investing activities             (895)         (596)
                                                        -------       -------

                             HOMELAND HOLDING CORPORATION AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands, except share and per share amounts)
                                             (Unaudited)

                                                         12 weeks    12 weeks
                                                           ended       ended
                                                         March 26,   March 27,
                                                           1994        1993
                                                         --------    --------

Cash flows used by financing activities:
  Payments on subordinated debt                        $     -       $(47,750)
  Net borrowings (payments) under revolving credit
   loans                                                 (2,250)       29,000
  Principal payments under notes payable                 (1,000)       (1,250)
  Principal payments under capital lease obligations       (868)         (924)
  Payments to acquire treasury stock                       (255)          (11)
                                                       --------      --------
         Net cash used by financing activities           (4,373)      (20,935)
                                                       --------      --------
Net decrease in cash and cash equivalents                (1,928)      (23,039)

Cash and cash equivalents at beginning of period          2,194        25,855
                                                       --------      --------
Cash and cash equivalents at end of period             $    266      $  2,816
                                                       ========      ========
Supplemental information:
  Cash paid during the period for interest             $  5,856      $  8,438
                                                       ========      ========

                         The accompanying notes are an integral part
                               of these financial statements.

                        HOMELAND HOLDING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)


1.     BASIS OF PREPARATION OF CONSOLIDATED FINANCIAL STATEMENTS.

       The accompanying unaudited consolidated financial statements of Homeland Holding Corporation and Subsidiary (the "Company") reflect all adjustments consisting only of normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period ended January 1, 1994 and the notes thereto.

2.     ACCOUNTING POLICIES.

       The policies of the Company are summarized in the consolidated financial statements of the Company for the 52 weeks ended January 1, 1994 and the notes thereto.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


              COMPARISON OF TWELVE WEEKS ENDED MARCH 26, 1994 WITH TWELVE WEEKS ENDED MARCH 27, 1993.

              SALES. Net sales for the 12 weeks ended March 26, 1994 decreased 3.2% over the net sales of the corresponding period of 1993. The decrease in net sales was primarily attributable to increased competition in the Company's market area resulting from additional store openings of Wal-Mart Stores, Inc. ("Wal-Mart") supercenter stores and Albertson's Inc. stores during late 1993 and early 1994. (One Wal-Mart supercenter store and one
Albertson's store opened in the Company's market area during the first quarter of 1994). Although the Company does not know how many stores Wal-Mart ultimately will open in the Company's market area and the Company is taking steps to respond competitively, including increased promotions (see Cost and Expenses below), Wal-Mart's entry into the Company's market area may continue to have an adverse effect on the Company's operations in the future.

              Net sales for the 12 weeks ended March 26, 1994 for the Company's continuing stores decreased 3.1% over the comparable prior period due primarily to competitors' store openings in the Company's market area.

              COST AND EXPENSES. Gross profit as a percentage of sales for the 12 weeks ended March 26, 1994 decreased to 25.5% compared to 25.7% for the corresponding period of 1993. The decrease in gross profit margin is due to increased markdowns in response to the increased competition in the Company's market area in an effort to remain price competitive and retain market share. This decrease was offset in part by higher vendor retail allowances than in the corresponding period of 1993. During the first quarter of 1994, additional emphasis was placed on obtaining vendor retail allowances, which resulted in the Company's receiving more such allowances during such period than in the first quarter of 1993.

              Gross profit without regard to warehouse and transportation costs as a percentage of sales decreased slightly to 27.8% for the 12 weeks ended March 26, 1994 compared to 27.9% for the comparable prior period. This decrease is due to the increased markdowns as a result of the Company's response to increased competition, offset in part by higher vendor retail allowances during the first quarter of 1994 compared to the corresponding period of 1993.

              Selling and administrative expenses as a percentage of sales decreased to 22.7% for the 12 weeks ended March 26, 1994 from 23.2% for the comparable prior period. This decrease was primarily due to a reduction in retail wages and benefits resulting from the modified collective bargaining agreement entered into with the United Food and Commercial Workers of North America in December 1993. There was also a decrease in net advertising costs during the 12 weeks ended March 26, 1994 compared to the prior period. This reduction in net advertising costs was a result of the Company's on-going cost containment program in an effort to reduce less effective forms of advertising.

              OPERATING INCOME. Operating income for the 12 weeks ended March 26, 1994 increased to $5.1 million compared to $4.8 million in the corresponding period of 1993. This increase was the result of the decrease in selling and administrative expenses offset by a decrease in sales and gross profit margin.

              INTEREST EXPENSE. Interest expense for the 12 weeks ended March 26, 1994 decreased to $4.0 million from $5.3 million in the corresponding period of 1993, due to the redemption of the Company's 15-1/2% Subordinated Notes due November 1, 1997 (the "Subordinated Notes"). All outstanding Subordinated Notes were redeemed by the Company on March 1, 1993. See "Liquidity and Capital Resources."

              INCOME TAX PROVISION. The income tax provision for the 12 weeks ended March 26, 1994 was $707,000, compared to $231,000
(including the net effects of the extraordinary items discussed below) for the corresponding period of the prior year. The income tax provision is principally comprised of alternative minimum tax expense.

              The Company received an additional 30-day extension to June 1, 1994 to file its protest to the Internal Revenue Service
("IRS") Appeals Office in response to the IRS Revenue Agent's
Report issued on January 31, 1994.

              EXTRAORDINARY ITEMS. There were no extraordinary items incurred during the 12 weeks ended March 26, 1994. Extraordinary items for the 12 weeks ended March 27, 1993 consisted of the payment of $2.776 million in premiums on the redemption of $47.750 million in aggregate principal amount of the Subordinated Notes at a purchase price of 105.8% of the outstanding principal amount and $1.148 million in unamortized financing costs related to the redemption of the Subordinated Notes. The extraordinary items for such 1993 period have been shown in the financial statements net of income taxes of $785,000.

              INCOME OR LOSS. The Company recorded net income of $407,000 during the 12 weeks ended March 26, 1994, compared to a net loss of $4.7 million for the comparable prior period, due to the decrease in selling and administrative expenses, interest expense and the extraordinary items recognized in the 12 weeks ended March 27, 1993, offset in part by a decrease in sales and gross profit margin.


LIQUIDITY AND CAPITAL RESOURCES

              The major sources of liquidity for the Company's operations and expansion have been internally generated funds and borrowings under revolving credit facilities. In March 1992, the Company refinanced its indebtedness through the issuance of $45 million in aggregate principal amount of Series A Senior Secured Floating Rate Notes due 1997, bearing interest at a floating rate of 3% over LIBOR (the "Old Floating Rate Notes"), and $75 million in aggregate principal amount of Series B Senior Secured Fixed Rate Notes due 1999, bearing interest at 11-3/4% per annum (the "Old Fixed Rate Notes," and together with the Old Floating Rate Notes, the "Old Notes"). The Old Fixed Rate Notes are not redeemable by the Company until on or after March 1, 1997.

              In October and November 1992, the Company conducted an offer to exchange its Series D Senior Secured Floating Rate Notes Due 1997 (the "New Floating Rate Notes") for an equal principal amount of its outstanding Old Floating Rate Notes, and Series C Senior Secured Fixed Rate Notes Due 1999 (the "New Fixed Rate Notes," and together with the New Floating Rate Notes, the "New Notes") for an equal principal amount of its Old Fixed Rate
Notes.   The New Notes are substantially identical to the Old
Notes, except that the offering of the New Notes was registered with the Securities and Exchange Commission. Holders of the New Notes are not entitled to certain rights of holders of the Old Notes, as described in the prospectus relating to the exchange offer. At May 6, 1994, $75 million of New Fixed Rate Notes, $33 million of New Floating Rate Notes and $12 million of Old
Floating Rate Notes are outstanding.

              Also in March 1992, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Union Bank of Switzerland, New York Branch ("UBS"), as agent and as lender, and any other lenders and other financial institutions thereafter parties thereto. As a result of the Company's redemption of the remaining outstanding Subordinated Notes on March 1, 1993, and satisfying certain other conditions, the Revolving Credit Agreement provides a commitment of up to $50 million in secured revolving credit loans, including a swing loan and certain letters of credit (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Agreement bear interest at the UBS Base Rate plus 1.5% or at an adjusted Eurodollar Rate plus 2.5%, which rates are subject to increase upon certain conditions. All borrowings under the Revolving Credit Agreement are subject to a borrowing base and mature no later than February 25, 1997. At May 4, 1994, $15 million was outstanding under the Revolving Credit Facility which represents a $5 million reduction compared to the balance outstanding at January 1, 1994.

              On March 1, 1993, the Company redeemed all remaining outstanding Subordinated Notes ($47.75 million principal amount), at the optional redemption price (including a premium of $2.8 million or 5.8% of the outstanding principal amount) specified in the Subordinated Notes, together with accrued interest of $2.5 million. The Company borrowed $32 million under its Revolving Credit Facility and used $21 million of the remaining net proceeds from the issuance of the Old Notes to redeem the Subordinated Notes.

              In April 1994, the Revolving Credit Agreement was amended by the Company and its lenders to reduce the required amounts of the Interest Coverage Ratio calculation (as defined) in 1993, to reduce the required amounts of the EBITDA calculation (as defined) and the Net Worth calculation (as defined) in 1993 and 1994, and to increase the permitted Leverage Ratio (as defined) in 1994. Permitted Net Capital Expenditures (as defined) were increased to $7,750,000 in 1993, and to $7,000,000 for 1994, with the amount of capital leases permitted in 1994 reduced to $4,000,000. The asset sale limitations were amended to permit additional sales and other dispositions of certain land and stores, and Homeland was permitted to prepay at a discount a note payable to Furr's, Inc. The amendment also included certain technical corrections, such as moving the maturity date of the Revolving Credit Facility to February 25, 1997. During the period in which such amendment was pending, the Company's lenders waived compliance with certain financial covenant requirements in effect as of fiscal year end 1993. If the Company fulfills management's strategic plan for 1994, management believes that the Company will be in compliance with its amended financial covenants under its financing agreements at fiscal year end 1994. Nonetheless, the Company has failed to meet its strategic plan in prior periods, and there is no assurance that it will meet its plan in 1994.

              The Company has engaged outside advisors to assist with the sale of all or a substantial portion of the operations of the Company. Such a transaction would involve the assumption by the other party of certain liabilities of the Company, including long-term contractual liabilities relating to the affected operations, for liabilities under contracts for the purchase of product, computer services, transportation services and lease obligations. It is management's intention to negotiate and consummate a transaction during 1994. Based on the information currently available to management, it is management's judgment that it is more likely than not that the sale of a substantial portion of the operations of the Company will be agreed upon and consummated. If such a sale is not completed, management would pursue other strategic alternatives, including but not limited to mergers, joint ventures or further outsourcing.

              Further, the Company may have to amend certain financial covenants under its Revolving Credit Agreement in 1995 unless it exceeds management's strategic plan for 1994 or it is able to pursue successfully one of its alternative strategic options as described in the preceding paragraph. Although the Company has been successful in obtaining amendments to its Revolving Credit Agreement in the past, there is no assurance that it will be able to do so in the future.


                                PART II - OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibits: No exhibits are filed as part of this Report.


              (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended March 26, 1994.

                                        SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HOMELAND HOLDING CORPORATION


Date:  May 10, 1994                        By:    Max E. Raydon
                                                  Max E. Raydon, President,
                                                  Chief Executive Officer and
                                                  Director (Principal Executive
                                                  Officer)


Date:  May 10, 1994                        By:    Mark S. Sellers
                                                  Mark S. Sellers, Executive
                                                  Vice President/Finance,
                                                  Treasurer, Chief Financial
                                                  Officer and Secretary
                                                  (Principal Financial Officer)


Date:  May 10, 1994                        By:    Mary Mikkelson
                                                  Mary Mikkelson, Chief
                                                  Accounting Officer, Assistant
                                                  Treasurer and Assistant
                                                  Secretary (Principal
                                                  Accounting Officer)