Form 10-Q
period 1994-06-18
HOMELAND HOLDING CORP
filed 1994-08-02
CIK 835582

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended:  June 18, 1994


                                  OR


[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from ______ to ______


Commission file No.:  33-48862


                             HOMELAND HOLDING CORPORATION
                (Exact name of registrant as specified in its charter)


          Delaware                                         73-1311075
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)


                                 400 N.E. 36th Street
                             Oklahoma City, Oklahoma 73125
                 (Address of principal executive offices)   (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 29, 1994.

      Class A Common Stock, including redeemable common stock: 34,743,200 shares
                              Class B Common Stock:  None

                            PART I - FINANCIAL INFORMATION








ITEM 1.          FINANCIAL STATEMENTS

                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                              CONSOLIDATED BALANCE SHEETS

                  (In thousands, except share and per share amounts)

                                        ASSETS

                                                                     June 18,       January 1,
                                                                       1994            1994
                                                                    ----------      ----------
                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                                           $   -          $  2,194
  Receivables, net of allowance for uncollectible
    accounts of $1,842 and $2,034                                       10,373         11,750
  Inventories                                                           92,282         93,145
  Prepaid expenses and other current assets                              4,010          3,697
  Deferred tax assets                                                    3,997          3,997
                                                                      --------       --------
      Total current assets                                             110,662        114,783

Property, plant and equipment:
  Land                                                                  12,077         12,486
  Buildings                                                             30,343         30,335
  Fixtures and equipment                                                59,982         59,950
  Land and leasehold improvements                                       31,038         31,045
  Transportation equipment                                                  93             93
  Software                                                              17,410         17,410
  Leased assets under capital leases                                    51,321         51,321
  Construction in progress                                               5,856          2,564
                                                                      --------       --------
                                                                       208,120        205,204

  Less accumulated depreciation
    and amortization                                                    74,729         67,509
                                                                      --------       --------
  Net property, plant and equipment                                    133,391        137,695

Excess of purchase price over fair
  value of net assets acquired, net
  of amortization of $769 and $717                                       3,763          3,815

Other assets and deferred charges                                       12,672         13,919
                                                                      --------       --------
      Total assets                                                    $260,488       $270,212
                                                                      ========       ========
                                                                                    Continued

                        The accompanying notes are an integral part
                              of these financial statements.

                       HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                    (In thousands, except share and per share amounts)

                           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 18,       January 1,
                                                                       1994            1994
                                                                    ----------      ----------
                                                                    (Unaudited)
Current liabilities:
  Book overdraft                                                      $  1,522       $   -
  Accounts payable - trade                                              31,643         33,800
  Salaries and wages                                                     2,080          2,746
  Taxes                                                                  7,345          4,724
  Accrued interest payable                                               3,094          3,366
  Other current liabilities                                              6,046          6,548
  Current portion of long-term debt                                      1,000          6,000
  Current portion of obligations under capital
    leases                                                               3,142          3,334
                                                                      --------       --------
      Total current liabilities                                         55,872         60,518

Long-term obligations:
  Long-term debt                                                       130,000        135,750
  Obligations under capital leases                                      16,389         17,807
  Other noncurrent liabilities                                           9,270          9,709
                                                                      --------       --------
      Total long-term obligations                                      155,659        163,266

Commitments and contingencies                                             -              -

Redeemable common stock, Class A, $.01 par value,
  3,864,211 shares at June 18, 1994 and 3,970,211
  shares at January 1, 1994, at redemption value
                                                                         9,313          9,568
Stockholders' equity:
  Common stock
    Class A, $.01 par value, authorized - 40,500,000
      shares, issued - 31,604,989 shares at June 18,
      1994 and 31,498,989 shares at January 1, 1994
      outstanding - 30,878,989 shares                                      316            315
  Additional paid-in capital                                            46,612         46,358
  Accumulated deficit                                                   (5,541)        (7,753)
  Minimum pension liability adjustment                                    -              (572)
  Treasury stock, 726,000 shares at June 18, 1994
  and 620,000 shares at January 1, 1994, at cost                        (1,743)        (1,488)
                                                                      --------       --------
      Total stockholders' equity                                        39,644         36,860
                                                                      --------       --------
      Total liabilities and stockholders' equity                      $260,488       $270,212
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

                        HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except share and per share amounts)
                                            (Unaudited)

                                                                   12 weeks        12 weeks
                                                                     ended           ended
                                                                    June 18,        June 19,
                                                                      1994            1993
                                                                  -----------     -----------
Sales, net                                                       $  182,490       $  189,606

Cost of sales                                                       133,973          139,733
                                                                 ----------       ----------
  Gross profit                                                       48,517           49,873

Selling and administrative                                           42,330           43,673
                                                                 ----------       ----------
  Operating profit                                                    6,187            6,200

Interest expense                                                      4,043            4,154
                                                                 ----------       ----------
Income before income taxes                                            2,144            2,046

Income tax expense                                                      339              464
                                                                 ----------       ----------
Net income                                                       $    1,805       $    1,582
                                                                 ==========       ==========
Net income per common share                                      $      .05       $      .05
                                                                 ==========       ==========
Weighted average shares outstanding                              34,743,200       34,978,700
                                                                 ==========       ==========









                        The accompanying notes are an integral part
                              of these financial statements.

                       HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands, except share and per share amounts)
                                            (Unaudited)

                                                                   24 weeks        24 weeks
                                                                     ended           ended
                                                                    June 18,        June 19,
                                                                      1994            1993
                                                                  -----------     -----------
Sales, net                                                       $  367,327       $  380,463

Cost of sales                                                       271,672          281,625
                                                                 ----------       ----------
  Gross profit                                                       95,655           98,838

Selling and administrative                                           84,347           87,872
                                                                 ----------       ----------
  Operating profit                                                   11,308           10,966

Interest expense                                                      8,050            9,428
                                                                 ----------       ----------
Income before income taxes and
  extraordinary items                                                 3,258            1,538

Income tax expense                                                    1,046            1,480
                                                                 ----------       ----------
Income before extraordinary items                                     2,212               58

Extraordinary items net of applicable income
  taxes of $785                                                        -              (3,139)
                                                                 ----------       ----------
Net income (loss)                                                $    2,212       $   (3,081)
                                                                 ==========       ==========
Income before extraordinary items
  per common share                                               $      .06       $     0.00

Extraordinary items per common share                                   -               (0.09)
                                                                 ----------       ----------
Net income (loss) per common share                               $      .06       $    (0.09)
                                                                 ==========       ==========
Weighted average shares outstanding                              34,763,408       34,980,771
                                                                 ==========       ==========

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

                               HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          (In thousands, except share and per share amounts)
                                                (Unaudited)

                                                                      Minimum
                                  Class A     Additional              Pension                         Total
                               Common Stock     Paid-in  Accumulated Liability     Treasury Stock Stockholders'
                             Shares    Amount   Capital   Deficit    Adjustment  Shares     Amount    Equity

Balance, January 2, 1993  31,364,989    $314    $46,036  $(8,035)     $  -      486,000  $(1,165)   $37,150

Purchase of treasury stock     4,500      -          11     -            -        4,500      (11)      -

Net loss                        -         -        -      (3,081)        -         -        -        (3,081)
                          ----------    ----    -------  -------      -----     -------  -------    -------
Balance, June 19, 1993    31,369,489    $314    $46,047 $(11,116)     $  -      490,500  $(1,176)   $34,069
                          ==========    ====    ======= ========      =====     =======  =======    =======


Balance, January 1, 1994  31,498,989    $315    $46,358  $(7,753)     $(572)    620,000  $(1,488)   $36,860

Purchase of treasury stock   106,000       1        254     -            -      106,000     (255)      -

Adjustment to reduce
  minimum liability             -         -        -        -           572        -        -           572

Net income                      -         -        -       2,212         -         -        -         2,212
                          ----------    ----    -------  -------      -----     -------  -------    -------
Balance, June 18, 1994    31,604,989    $316    $46,612  $(5,541)     $  -      726,000  $(1,743)   $39,644
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

                       HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                    (In thousands, except share and per share amounts)
                                        (Unaudited)

                                                                       24 weeks    24 weeks
                                                                         ended       ended
                                                                       June 18,     June 19,
                                                                         1994        1993
                                                                      ----------   ---------
Cash flows from operating activities:
  Net income (loss)                                                    $ 2,212     $(3,081)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                                       7,594       7,417
     Amortization of financing costs                                       664         706
     (Gain)loss on disposal of assets                                      (31)        (39)
     Amortization of beneficial interest in operating
       leases                                                              119         121
     Write-off of financing costs on long-term
       debt retired                                                         -        1,148
     Provision for losses on accounts receivable                            -           50
     Change in assets and liabilities:
       Decrease in receivables                                           1,377       4,679
       Decrease in inventories                                             863       9,212
       Increase in prepaid expenses and other current assets              (313)     (1,197)
       (Increase) decrease in other assets and deferred charges            142         (62)
       Increase (decrease) in accounts payable - trade                  (2,157)      2,751
       Decrease in salaries and wages                                     (666)       (242)
       Increase (decrease) in taxes                                      2,621      (1,430)
       Decrease in accrued interest payable                               (272)     (1,499)
       Increase (decrease) in other current liabilities                     70      (1,844)
       Decrease in other noncurrent liabilities                           (385)       (621)
                                                                       -------     -------
         Net cash provided by operating activities                      11,838      16,069
                                                                       -------     -------
Cash flows used in investing activities:
  Capital expenditures                                                  (3,333)     (2,076)
  Cash received from sale of assets                                        394         290
                                                                       -------     -------
         Net cash used in investing activities                          (2,939)     (1,786)
                                                                       -------     -------
Cash flows used by financing activities:
  Payments on subordinated debt                                             -      (47,750)
  Net borrowings (payments) under revolving credit loans                (9,750)     15,000
  Principal payments under notes payable                                (1,000)     (1,250)
  Principal payments under capital lease obligations                    (1,610)     (1,557)
  Payments to acquire treasury stock                                      (255)        (11)
  Increase in book overdraft                                             1,522        -
                                                                       -------     -------
         Net cash used by financing activities                         (11,093)    (35,568)
                                                                       -------     -------
Net decrease in cash and cash equivalents                               (2,194)    (21,285)

Cash and cash equivalents at beginning of period                         2,194      25,855
                                                                       -------     -------
Cash and cash equivalents at end of period                             $  -        $ 4,570
                                                                       =======     =======
Supplemental information:
  Cash paid during the period for interest                             $ 7,629     $10,225
                                                                       =======     =======
  Cash paid during the period for income taxes                         $   236     $   135
                                                                       =======     =======

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS


              COMPARISON OF TWELVE AND TWENTY-FOUR WEEKS ENDED JUNE 18, 1994 WITH TWELVE AND TWENTY-FOUR WEEKS ENDED JUNE 19, 1993.

              SALES. Net sales for the 12 weeks and 24 weeks ended June 18, 1994 decreased 3.8% and 3.5%, respectively, over the net sales of the corresponding periods of 1993. The decreases in net sales were primarily attributable to increased competition in the Company's market area resulting primarily from additional store openings of Wal-Mart Stores, Inc. ("Wal-Mart") supercenter stores and Albertson's Inc. stores during late 1993 and early 1994.
(Three Wal-Mart supercenter stores and one Albertson's store opened in the Company's market area during the first two quarters of 1994). Although the Company does not know how many stores Wal-Mart ultimately will open in the Company's market area and the Company is taking steps to respond competitively, including increased promotions (see Cost and Expenses below), Wal-Mart's entry into the Company's market area may continue to have an adverse effect on the Company's operations in the future.

              Net sales for the 12 weeks and 24 weeks ended June 18, 1994 for the Company's continuing stores decreased 3.2% over the comparable prior periods due primarily to competitors' store openings in the Company's market area.

              COST AND EXPENSES. Gross profit as a percentage of sales for the 12 weeks ended June 18, 1994 increased to 26.6% compared to 26.3% for the corresponding period of 1993. Gross profit as a percentage of sales for the 24 weeks ended June 18, 1994 remained constant at 26.0% compared to the corresponding period of 1993. The increase in the gross profit margin for the 12 weeks ended June 18, 1994 and the maintenance of the margin during the 24 weeks ended June 18, 1994 was due to higher vendor retail allowances than in the corresponding periods of 1993. During the first half of 1994, additional emphasis was placed on obtaining vendor retail allowances, which resulted in the Company's receiving more such allowances during this period than in the first half of 1993. The increase in vendor retail allowances was offset by increased markdowns which were taken in response to the increased competition in the Company's market area in an effort to remain price competitive and retain market share. The increased markdowns occurred primarily in the first quarter of 1994.

              Gross profit without regard to warehouse and transportation costs as a percentage of sales increased to 28.9% for the 12 weeks ended June 18, 1994 compared to 28.4% for the comparable prior period, and increased slightly to 28.3% for the 24 weeks ended June 18, 1994 compared to 28.2% for the same period last year. This increase is due to the higher vendor retail allowances during the first half of 1994 compared to the corresponding period of 1993 offset in part by increased markdowns (which occurred primarily in the first quarter of 1994) in response to the increased competition.

              Selling and administrative expenses decreased $1.3 million for the 12 weeks ended June 18, 1994 compared to the prior period, although as a percentage of sales they increased to 23.2% from 23.0%. The increase as a percentage of sales is due to the decline in sales during the 12 weeks ended June 18, 1994. Selling and administrative expenses as a percentage of sales decreased slightly to 23.0% for the 24 weeks ended June 18, 1994 from 23.1% for the comparable prior period on a total sales decline of $13.1 million. The decreases in expenses for the 12 weeks and 24 weeks ended June 18, 1994 were primarily due to a reduction in retail wages and benefits resulting from the modified collective bargaining agreement entered into with the United Food and Commercial Workers of North America in December 1993. In addition, during the 12 weeks and 24 weeks ended June 18, 1994 there was a decrease in consulting expenses compared to the corresponding periods of 1993 and a decrease in non-recurring expenses which had been incurred during the 24 weeks ended June 19, 1993 in connection with the closing of two stores. These decreases were offset in part by a contractual increase in the monthly fees in connection with the Company's computer services agreement and the one-time change in the administration of the vacation policy which occurred during the 24 weeks ended June 19, 1993 which did not recur in 1994.

              OPERATING INCOME. Operating income for the 12 weeks ended June 18, 1994 remained constant at $6.2 million compared to the corresponding period of 1993, due to the decrease in sales which was offset by a decrease in selling and administrative expenses. Operating income for the 24 weeks ended June 18, 1994 increased slightly to $11.3 million compared to $11.0 million in the corresponding period of 1993. The increase for the 24 weeks ended June 18, 1994 was the result of the decrease in selling and administrative expenses offset in part by the decrease in sales.

              INTEREST EXPENSE. Interest expense for the 12 weeks and 24 weeks ended June 18, 1994 decreased to $4.0 million and $8.0 million, respectively, from $4.2 million and $9.4 million, respectively, in the corresponding periods of 1993. The decreases were due to the redemption of the Company's 15-1/2% Subordinated Notes due November 1, 1997 (the "Subordinated
Notes") on March 1, 1993, and the ability of the Company to reduce its outstanding debt during 1994.

              INCOME TAX EXPENSE. The income tax expense for the 12 weeks and 24 weeks ended June 18, 1994 was $339,000 and $1.0 million, respectively, compared to $464,000 and $695,000, respectively (including the net effects of the extraordinary items discussed below) for the corresponding periods of the prior year. The income tax expense is principally comprised of alternative minimum tax expense.

              Reference is made to the Internal Revenue Service ("IRS") Revenue Agent's Report and protest referenced in the Company's Form 10-Q for the quarter which ended March 26, 1994. The Company filed its protest to the IRS Appeals Office on June 14, 1994.

              EXTRAORDINARY ITEMS. There were no extraordinary items incurred during the 12 weeks or 24 weeks ended June 18, 1994.
Extraordinary items for the 12 weeks ended March 27, 1993 consisted of the payment of $2.776 million in premiums on the redemption of $47.750 million in aggregate principal amount of the Subordinated Notes at a purchase price of 105.8% of the outstanding principal amount and $1.148 million in unamortized financing costs related to the redemption of the Subordinated
Notes. The extraordinary items for such 1993 period have been shown in the financial statements net of income taxes of $785,000.

              INCOME OR LOSS. The Company recorded net income of $1.8 million and $2.2 million, respectively, during the 12 weeks and 24 weeks ended June 18, 1994, compared to net income of $1.6 million and net loss of $3.1 million, respectively, for the comparable prior periods. The increases in the net income were due to the decreases in selling and administrative expenses, interest expense and the extraordinary items recognized in the 12 weeks ended March 27, 1993, offset in part by the decreases in sales.


LIQUIDITY AND CAPITAL RESOURCES

              The major sources of liquidity for the Company's operations and expansion have been internally generated funds and borrowings under revolving credit facilities. The Company's Revolving Credit Agreement, dated as of March 4, 1992, as amended (the "Revolving Credit Agreement"), among the Company, Union Bank of Switzerland, New York Branch ("UBS"), as agent and as lender, and other lenders and other financial institutions, provides for a commitment of up to $50 million in secured revolving credit loans, including a swing loan and certain letters of credit (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Agreement bear interest at the UBS Base Rate plus 1.5% or at an adjusted Eurodollar Rate plus 2.5%, which rates are subject to increase upon certain conditions. At July 29, 1994, $20.25 million was outstanding under the Revolving Credit Facility.

              At July 29, 1994, the Company had outstanding indebtedness of $12 million of Series A Senior Secured Floating Rate Notes due 1997, bearing interest at a floating rate of 3% over LIBOR, $75 million of Series B Senior Secured Fixed Rate Notes due 1999, bearing interest at 11-3/4% per annum which are not redeemable by the Company until on or after March 1, 1997, and $33 million of Series D Senior Secured Floating Rate Notes due 1997. These notes were issued under an Indenture with United States Trust Company of New York, as trustee (the "Senior Note Indenture").

              Based on the Company's recent operating performance, management believes that it is probable that the Company will not be able to comply with certain financial covenants under the Revolving Credit Agreement at the end of the third quarter of
1994 and at the end of fiscal year 1994.  In addition, the
Company may not be in compliance with one of its financial covenants contained in the Senior Note Indenture at the end of fiscal year 1994. Although the Company is taking steps to improve its overall business, no assurance can be given that such efforts will succeed. If the Company is not in compliance with its financial covenants, it will seek to obtain amendments from its lenders. Although the Company has been successful in obtaining amendments to its Revolving Credit Agreement in the past, there is no assurance that it will be able to do so in the
future.   There is also no assurance that it will be able to
obtain an amendment under the Senior Note Indenture if one is required.

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

                              PART II - OTHER INFORMATION

ITEM 5.       OTHER INFORMATION

SUBSEQUENT EVENTS

              On June 30, 1994, the Company closed one store after completing a major remodel and expansion on a nearby store. The closing of this store is not expected to have a material adverse effect on the Company's on-going operations and profitability.



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


              (a) Exhibits: No exhibits are filed as part of this Report.


              (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended June 18, 1994.

                                      SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HOMELAND HOLDING CORPORATION


Date:  August 2, 1994                    By:    Max E. Raydon
                                                Max E. Raydon, President,
                                                Chief Executive Officer and
                                                Director (Principal Executive
                                                Officer)


Date:  August 2, 1994                    By:    Mark S. Sellers
                                                Mark S. Sellers, Executive
                                                Vice President/Finance,
                                                Treasurer, Chief Financial
                                                Officer and Secretary
                                                (Principal Financial Officer)


Date:  August 2, 1994                    By:    Mary Mikkelson
                                                Mary Mikkelson, Chief
                                                Accounting Officer, Assistant
                                                Treasurer and Assistant
                                                Secretary (Principal
                                                Accounting Officer)