Form 10-Q
period 1994-09-10
HOMELAND HOLDING CORP
filed 1994-10-31
CIK 835582

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

(Mark One)

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended:  September 10, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 21, 1994.

   Class A Common Stock, including redeemable common stock: 34,743,200 shares
                  Class B Common Stock:  None

                PART I - FINANCIAL INFORMATION








ITEM 1.      FINANCIAL STATEMENTS

         HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS

      (In thousands, except share and per share amounts)

                            ASSETS

                                              September 10,January 1,
                                                 1994         1994
                                              -----------------------
                                               (Unaudited)
Current assets:
 Cash and cash equivalents                      $  1,701   $  2,194
 Receivables, net of allowance for uncollectible
  accounts of $1,543 and $2,034                    9,614     11,750
 Inventories                                      91,745     93,145
 Prepaid expenses and other current assets        10,611      3,697
 Deferred tax assets                               3,997      3,997
                                                --------   --------
    Total current assets                         117,668    114,783

Property, plant and equipment:
 Land                                             12,077     12,486
 Buildings                                        30,361     30,335
 Fixtures and equipment                           61,422     60,043
 Land and leasehold improvements                  32,522     31,045
 Software                                         17,915     17,410
 Leased assets under capital leases               51,289     51,321
 Construction in progress                          3,691      2,564
                                                --------   --------
                                                 209,277    205,204

 Less accumulated depreciation
  and amortization                                78,229     67,509
                                                --------   --------
 Net property, plant and equipment               131,048    137,695

Excess of purchase price over fair
 value of net assets acquired, net
 of amortization of $795 and $717                  3,737      3,815

Other assets and deferred charges                 12,165     13,919
                                                --------   --------
    Total assets                                $264,618   $270,212
                                                ========   ========
                                                          Continued

           The accompanying notes are an integral part of these financial statements.

          HOMELAND HOLDING CORPORATION AND SUBSIDIARY
             CONSOLIDATED BALANCE SHEETS, Continued

       (In thousands, except share and per share amounts)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                              September 10,January 1,
                                                 1994         1994
                                              -----------------------
                                              (Unaudited)
Current liabilities:
 Accounts payable - trade                       $ 31,939   $ 33,800
 Salaries and wages                                1,887      2,746
 Taxes                                             8,199      4,724
 Accrued interest payable                            690      3,366
 Other current liabilities                         4,834      6,548
 Current portion of long-term debt                   750      6,000
 Current portion of obligations under capital
  leases                                           3,088      3,334
                                                --------   --------
    Total current liabilities                     51,387     60,518

Long-term obligations:
 Long-term debt                                  143,000    135,750
 Obligations under capital leases                 15,694     17,807
 Other noncurrent liabilities                      7,861      9,709
                                                --------   --------
    Total long-term obligations                  166,555    163,266

Commitments and contingencies                       -          -

Redeemable common stock, Class A, $.01 par value,
 3,864,211 shares at September 10, 1994 and 3,970,211
 shares at January 1, 1994, at redemption value    9,313      9,568
Stockholders' equity:
 Common stock
   Class A, $.01 par value, authorized - 40,500,000
    shares, issued - 31,604,989 shares at September 10,
    1994 and 31,498,989 shares at January 1, 1994
    outstanding - 30,878,989 shares                  316        315
 Additional paid-in capital                       46,612     46,358
 Accumulated deficit                              (7,822)    (7,753)
 Minimum pension liability adjustment               -          (572)
 Treasury stock, 726,000 shares at September 10, 1994
 and 620,000 shares at January 1, 1994, at cost   (1,743)    (1,488)
                                                --------   --------
    Total stockholders' equity                    37,363     36,860
                                                --------   --------
    Total liabilities and stockholders' equity  $264,618   $270,212
                                                ========   ========

           The accompanying notes are an integral part of these financial statements.

          HOMELAND HOLDING CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

       (In thousands, except share and per share amounts)
                              (Unaudited)

                                               12 weeks    12 weeks
                                                 ended       ended
                                             September 10,September 11,
                                                 1994        1993
                                             --------------------------
Sales, net                                  $  174,264  $  180,866

Cost of sales                                  128,443     136,145
                                            ----------  ----------
 Gross profit                                   45,821      44,721

Selling and administrative                      43,962      41,050
                                            ----------  ----------
 Operating profit                                1,859       3,671

Interest expense                                 4,140       4,025
                                            ----------  ----------
Loss before income taxes                        (2,281)       (354)

Income tax expense                                -            465
                                            ----------  ----------
Net loss                                    $   (2,281) $     (819)
                                            ==========  ==========
Net loss per common share                   $     (.07) $     (.02)
                                            ==========  ==========
Weighted average shares outstanding         34,743,200  34,970,164
                                            ==========  ==========












           The accompanying notes are an integral part of these financial statements.

          HOMELAND HOLDING CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS

       (In thousands, except share and per share amounts)
                              (Unaudited)

                                               36 weeks    36 weeks
                                                 ended       ended
                                             September 10,September 11,
                                                 1994        1993
                                             --------------------------
Sales, net                                  $  541,591  $  561,329

Cost of sales                                  400,115     417,770
                                            ----------  ----------
 Gross profit                                  141,476     143,559

Selling and administrative                     128,309     128,922
                                            ----------  ----------
 Operating profit                               13,167      14,637

Interest expense                                12,190      13,453
                                            ----------  ----------
Income before income taxes and
 extraordinary items                               977       1,184

Income tax expense                               1,046       1,945
                                            ----------  ----------
Loss before extraordinary items                    (69)       (761)

Extraordinary items net of applicable income
 taxes of $785                                    -         (3,139)
                                            ----------  ----------
Net loss                                    $      (69) $   (3,900)
                                            ==========  ==========
Loss before extraordinary items
 per common share                           $     (.00) $    (0.02)

Extraordinary items per common share              -          (0.09)
                                            ----------  ----------
Net loss per common share                   $     (.00) $    (0.11)
                                            ==========  ==========
Weighted average shares outstanding         34,756,672  34,977,236
                                            ==========  ==========

           The accompanying notes are an integral part of these financial statements.

                        HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (In thousands, except share and per share amounts)
                                        (Unaudited)
                                                 Minimum
                       Class A Additional        Pension                 Total
                    Common Stock Paid-inAccumulatedLiabilityTreasury StockStockholders'
                    Shares Amount Capital DeficitAdjustmentShares     Amount    Equity
                    ------ ------------- -----------------------         ------ ------
Balance, January 2, 199331,364,989$314$46,036$(8,035)$  -486,000$(1,165)$37,150

Purchase of treasury stock 19,500-   47    -       -     19,500   (47)   -

Net loss             -       -     -    (3,900)    -       -     -     (3,900)
               ----------  ---- --------------- -----   ---------------------
Balance, September 11, 199331,384,489$314$46,083$(11,935)$  -505,500$(1,212)$33,250
               ==========  ==== =============== =====   =====================


Balance, January 1, 199431,498,989$315$46,358$ (7,753)$(572)620,000$(1,488)$36,860

Purchase of treasury stock106,0001  254   -        -    106,000  (255)   -

Adjustment to reduce
  minimum liability  -       -     -      -       572      -     -        572

Net loss             -       -     -       (69)    -       -     -        (69)
               ----------  ---- --------------- -----   ---------------------
Balance, September 10, 199431,604,989$316$46,612$ (7,822)$  -726,000$(1,743)$37,363
               ==========  ==== =============== =====   =====================






<F1>
                       The accompanying notes are an integral part
                              of these financial statements.

/TABLE

  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS

       (In thousands, except share and per share amounts)
                           (Unaudited)

                                                 36 weeks  36 weeks
                                                   ended     ended
                                               September 10,September 11,
                                                  1994      1993
                                               --------------------------
Cash flows from operating activities:
 Net loss                                        $   (69) $(3,900)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                  11,399   11,152
   Amortization of financing costs                   998    1,039
   Loss on disposal of assets                         28       11
   Amortization of beneficial interest in operating
     leases                                          179      182
   Write-off of financing costs on long-term
     debt retired                                     -     1,148
   Provision for losses on accounts receivable        87      125
   Change in assets and liabilities:
     Decrease in receivables                       2,049    4,733
     Decrease in inventories                       1,400    7,029
     Increase in prepaid expenses and other current assets(6,914)(1,608)
     (Increase) decrease in other assets and deferred charges107(89)
     Increase (decrease) in accounts payable - trade(1,861)   980
     Decrease in salaries and wages                 (859)  (1,464)
     Increase (decrease) in taxes                  3,475     (720)
     Decrease in accrued interest payable         (2,676)  (3,888)
     Decrease in other current liabilities        (1,142)  (2,530)
     Decrease in other noncurrent liabilities     (1,768)    (840)
                                                 -------  -------
       Net cash provided by operating activities   4,433   11,360
                                                 -------  -------
Cash flows used in investing activities:
 Capital expenditures                             (4,713)  (3,893)
 Cash received from sale of assets                   401      298
                                                 -------  -------
       Net cash used in investing activities      (4,312)  (3,595)
                                                 -------  -------
Cash flows used by financing activities:
 Payments on subordinated debt                        -   (47,750)
 Net borrowings under revolving credit loans       3,000   13,250
 Principal payments under notes payable           (1,000)  (1,250)
 Principal payments under capital lease obligations(2,359) (2,178)
 Payments to acquire treasury stock                 (255)     (47)
 Increase in book overdraft                         -       4,355
                                                 -------  -------
       Net cash used by financing activities        (614) (33,620)
                                                 -------  -------








                                              Continued

             HOMELAND HOLDING CORPORATION AND SUBSIDIARY

          (In thousands, except share and per share amounts)
                              (Unaudited)

                                                 36 weeks  36 weeks
                                                   ended     ended
                                               September 10,September 11,
                                                  1994      1993
                                               --------------------------
Net decrease in cash and cash equivalents        $  (493)$(25,855)

Cash and cash equivalents at beginning of period   2,194   25,855
                                                 ------- --------
Cash and cash equivalents at end of period       $ 1,701 $   -
                                                 ======= ========
Supplemental information:
 Cash paid during the period for interest        $13,794 $ 16,389
                                                 ======= ========
 Cash paid during the period for income taxes    $   236 $    135
                                                 ======= ========
Supplemental schedule of noncash investing activities:
 Capital lease obligations assumed               $  -    $  3,017
                                                 ======= ========


































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

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations


Results of Operations


          Comparison of Twelve and Thirty-Six Weeks Ended
September 10, 1994 with Twelve and Thirty-Six Weeks Ended
September 11, 1993.

          Sales. Net sales for the 12 weeks and 36 weeks ended September 10, 1994 decreased 3.7% and 3.5%, respectively, over the net sales of the corresponding periods of 1993. The decreases in net sales were primarily attributable to increased competition in the Company's market area resulting primarily from additional store openings of Wal-Mart Stores, Inc. ("Wal-Mart") supercenter stores and Albertson's Inc. stores during late 1993 and 1994. (Five Wal-Mart supercenter stores and one Albertson's store opened in the Company's market area during the first three quarters of 1994). Although the Company does not know how many stores Wal-Mart ultimately will open in the Company's market area and the Company is taking steps to respond competitively, including increased promotions (see Cost and Expenses below), Wal-Mart's entry into the Company's market area may continue to have an adverse effect on the Company's operations in the future.

          Net sales for the 12 weeks and 36 weeks ended September
10, 1994 for the Company's continuing stores decreased 2.8% and 3.0%, respectively, over the comparable prior periods due primarily to competitors' store openings in the Company's market area.

          Cost and Expenses. Gross profit as a percentage of sales for the 12 weeks ended September 10, 1994 increased to 26.3% compared to 24.7% for the corresponding period of 1993. Gross profit as a percentage of sales for the 36 weeks ended September 10, 1994 increased to 26.1% compared to 25.6% for the corresponding period of 1993. The increase in the gross profit margin for the 12 weeks and 36 weeks ended September 10, 1994 was due in part to higher vendor retail allowances than in the corresponding periods of 1993. During the first three quarters of 1994, additional emphasis was placed on obtaining vendor retail allowances, which resulted in the Company's receiving more such allowances during this period than in the first three quarters of 1993. The increase in vendor retail allowances was offset in part by increased markdowns which were taken in response to the increased competition in the Company's market area in an effort to remain price competitive and retain market share. The increased markdowns occurred primarily in the first quarter of 1994. The increase in gross profit margin for the 12 weeks ended September 10, 1994 was also due to above normal store inventory losses which were recognized during the corresponding period of the prior year.

          Gross profit without regard to warehouse and transportation costs as a percentage of sales increased to 28.8% for the 12 weeks ended September 10, 1994 compared to 27.1% for the comparable prior period, and increased to 28.5% for the 36 weeks ended September 10, 1994 compared to 27.8% for the same period last year. This increase is due to the higher vendor retail allowances during 1994 compared to the corresponding period of 1993 and the above normal inventory losses experienced at the Company's stores during the third quarter of 1993, offset in part by increased markdowns (which occurred primarily in the first quarter of 1994) in response to the increased competition.

          Selling and administrative expenses increased to 25.2% for the 12 weeks ended September 10, 1994 compared to 22.7% for the comparable prior period. Selling and administrative expenses as a percentage of sales increased to 23.7% for the 36 weeks ended September 10, 1994 from 23.0% for the comparable prior period on a total sales decline of $19.7 million. The increase in selling and administrative expenses as a percentage of sales was due in large part to the decrease in sales for the 36 weeks ended September 10, 1994 as compared to the prior year. Selling and administrative expenses decreased $613,000 for this period compared to the prior year. Expenses have decreased during the 12 weeks and 36 weeks ended September 10, 1994 due to a reduction in retail wages and benefits resulting from the modified collective bargaining agreement entered into with the United Food and Commercial Workers of North America in December 1993. In addition, during the 12 weeks and 36 weeks ended September 10, 1994 there was a decrease in consulting expenses compared to the corresponding periods of 1993. These decreases were offset by a contractual increase in the monthly fees in connection with the Company's computer services agreement and the one-time change in the administration of the vacation policy which occurred during the 12 weeks and 36 weeks ended September 11, 1993 which did not recur in 1994.

          Operating Income. Operating income for the 12 weeks ended September 10, 1994 decreased to $1.9 million compared to $3.7 million in the corresponding period of 1993, and decreased to $13.2 million for the 36 weeks ended September 10, 1994 compared to $14.6 million in the corresponding period of 1993. The decrease in operating income was due primarily to the decrease in sales and for the 12 weeks ended September 10, 1994 was also due to the increase in selling and administrative expenses.

          Interest Expense. Interest expense for the 12 weeks ended September 10, 1994 increased to $4.1 million from $4.0 million in the corresponding period of 1993 due to higher interest rates and an increase in the average outstanding borrowings under the Company's Revolving Credit Facility (defined hereafter). The increase in the average outstanding borrowings is primarily due to a $6 million prepayment made in July 1994 to join the state workers compensation insurance program. Interest expense for the 36 weeks ended September 10, 1994 decreased to $12.2 million from $13.5 million in the corresponding period of 1993. The decrease was due to the redemption of the Company's 15-1/2% Subordinated Notes due November 1, 1997 (the "Subordinated Notes") on March 1, 1993.

          Income Tax Expense. There was no income tax expense incurred for the 12 weeks ended September 10, 1994 compared to $465,000 for the corresponding period of the prior year. The income tax expense for the 36 weeks ended September 10, 1994 was $1.0 million compared to $1.2 million (including the net effects of the extraordinary items discussed below) for the corresponding period of the prior year. The income tax expense is principally comprised of alternative minimum tax expense.

          Extraordinary Items. There were no extraordinary items incurred during the 12 weeks or 36 weeks ended September 10, 1994. Extraordinary items for the 12 weeks ended March 27, 1993 consisted of the payment of $2.776 million in premiums on the redemption of $47.750 million in aggregate principal amount of the Subordinated Notes at a purchase price of 105.8% of the outstanding principal amount and $1.148 million in unamortized financing costs related to the redemption of the Subordinated Notes. The extraordinary items for such 1993 period have been shown in the financial statements net of income taxes of $785,000.

          Income or Loss. The Company recorded net loss of $2.3 million and $69,000, respectively, during the 12 weeks and 36 weeks ended September 10, 1994, compared to net loss of $819,000 and $3.9 million, respectively, for the comparable prior periods. The increase in the net loss for the 12 weeks ended September 10, 1994 is due to the decrease in sales and the increases in selling and administrative expenses and interest expense, offset in part by the increase in gross profit margin. The decrease in the net loss for the 36 weeks ended September 10, 1994 was due to the decreases in selling and administrative expenses, interest expense and the extraordinary items recognized in the 12 weeks ended March 27, 1993, offset in part by the decrease in sales.


Liquidity and Capital Resources

          The major sources of liquidity for the Company's operations and expansion have been internally generated funds and borrowings under revolving credit facilities. The Company's Revolving Credit Agreement, dated as of March 4, 1992, as amended (the "Revolving Credit Agreement"), among the Company, Union Bank of Switzerland, New York Branch ("UBS"), as agent and as lender, and other lenders and other financial institutions, provides for a commitment of up to $50 million in secured revolving credit loans, including a swing loan and certain letters of credit (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Agreement bear interest at the UBS Base Rate plus 1.5% or at an adjusted Eurodollar Rate plus 2.5%, which rates are subject to increase upon certain conditions. At October 21, 1994, $25 million was outstanding under the Revolving Credit Facility.

          At October 21, 1994, the Company had outstanding indebtedness of $12 million of Series A Senior Secured Floating Rate Notes due 1997, bearing interest at a floating rate of 3% over LIBOR, $75 million of Series B Senior Secured Fixed Rate Notes due 1999, bearing interest at 11-3/4% per annum which are not redeemable by the Company until on or after March 1, 1997, and $33 million of Series D Senior Secured Floating Rate Notes due 1997. These notes were issued under an Indenture with United States Trust Company of New York, as trustee (the "Senior Note Indenture").

          The Company has received a waiver from its lenders through December 14, 1994, for failure to comply with certain financial covenants under the Revolving Credit Agreement at the end of the third quarter of 1994. The Company is in the process of discussing with its lenders an amendment to permanently change such covenants. In addition, based on the Company's recent operating performance, management believes that it is probable that the Company will not be able to comply with certain financial covenants under the Revolving Credit Agreement at the end of fiscal year 1994. Furthermore, the Company expects that it will not be in compliance with one of its financial covenants contained in the Senior Note Indenture at the end of fiscal year 1994. If the Company is not in compliance with its financial covenants, it will seek to obtain amendments from its lenders. Although the Company has been successful in obtaining amendments to its Revolving Credit Agreement in the past, there is no
assurance that it will be able to do so in the future.   There is
also no assurance that it would be able to obtain an amendment under the Senior Note Indenture if one is required.

          The Company has engaged outside advisors to assist with the sale of all or a substantial portion of the operations of the Company. Management is working toward the sale of a significant portion of the operations of the Company. If such a sale is not completed, management would pursue other strategic alternatives, including but not limited to mergers, joint ventures or further outsourcing.



                  PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's 1994 Annual Meeting of Stockholders was held August 23, 1994. At the meeting, the Company's Board of
Directors was re-elected in its entirety.


Item 5.   Other Information

Employment Agreements

          In August 1994, Homeland entered into a three-year employment agreement with Max E. Raydon, the Company's President and Chief Executive Officer. The agreement provides a base annual salary of not less than $180,000, subject to increase from time to time at the discretion of the Board of Directors and authorizes reimbursement for certain business-related expenses. Under the agreement, Mr. Raydon is entitled to participate in the Management Incentive Plan established by Homeland. Mr. Raydon is also entitled to receive a special one-time non-recurring cash bonus in an amount to be determined pursuant to a formula based on the Company's stock price at the time of a transaction (minimum amount payable of $200,000) if a Trigger Event (defined generally as a merger, sale of more than 50% of the Company's stock, or the sale of substantially all of the Company's assets) occurs on or prior to December 31, 1995 (or by February 28, 1996
if a definitive agreement is in place at December 31, 1995).   If
the agreement is terminated by Homeland for other than cause prior to a change of control or is terminated by Mr. Raydon for good reason prior to a change of control, Mr. Raydon is entitled to receive a lump sum payment equal to three times his salary (without regard to the 10% reduction in management salaries effected in June 1993) plus a pro rata amount of the incentive compensation for the portion of the incentive year that precedes the date of termination, subject to reduction to the extent of any compensation received from other employment. If the agreement is terminated, whether voluntary or involuntary, within 180 days following a change of control or a Trigger Event, Mr. Raydon is entitled to receive payment as set forth in the preceding sentence including the amount forgone by Mr. Raydon under the 10% reduction in management salaries effected in June 1993, and such amount would not be subject to any offset as a result of his receiving compensation from other employment.

          In August 1994, the Company entered into a two-year employment agreement with Jack M. Lotker, the Company's Senior Vice President of Administration. The agreement provides a base annual salary of not less than $130,500, subject to increase from time to time at the discretion of the Board of Directors and authorizes reimbursement for certain business-related expenses. Under the agreement, Mr. Lotker is entitled to participate in the Management Incentive Plan established by Homeland. Mr. Lotker is also entitled to receive a special one-time non-recurring cash bonus in an amount to be determined pursuant to a formula based on the Company's stock price at the time of a transaction if a Trigger Event occurs on or prior to December 31, 1995 (or by February 28, 1996 if a definitive agreement is in place at December 31, 1995). If the agreement is terminated by Homeland for other than cause prior to a change of control or is terminated by Mr. Lotker for any reason prior to a change of control, Mr. Lotker is entitled to continue to receive his compensation until the first anniversary of such termination, subject to reduction to the extent of any compensation received from other employment. If the agreement is terminated, whether voluntary or involuntary, within 180 days following a change of control or a Trigger Event, Mr. Lotker is entitled to receive payment equal to one year's salary, plus a pro rata amount of the incentive compensation for the portion of the incentive year that precedes the date of termination, plus any amount forgone by Mr. Lotker under the 10% reduction in management salaries effected in June 1993, and would not be subject to any offset as a result of his receiving compensation from other employment. Furthermore, if Mr. Lotker is entitled to receive severance benefits as outlined or if his employment terminates due to his death or Disability (as defined), Homeland will pay his relocation expenses from Oklahoma to any location in the continental United States and will reimburse him for any loss incurred on the sale of his current home following a reasonable effort to obtain a good sales price, subject to reduction to the extent of any compensation received from other employment.

          In August 1994, the Company entered into a two-year employment agreement with both Steve Mason, the Company's Vice President of Marketing and Al Fideline, the Company's Vice President of Retail Operations. The agreements provide a base annual salary of not less than $130,500 and $80,000, respectively, subject to increase from time to time at the discretion of the Board of Directors and authorizes reimbursement for certain business-related expenses. Under the agreements, Messrs. Mason and Fideline are entitled to participate in the Management Incentive Plan established by Homeland. Messrs. Mason and Fideline are also entitled to receive a special one-time non-recurring cash bonus in an amount to be determined pursuant to a formula based on the Company's stock price at the time of a transaction if a Trigger Event occurs on or prior to December 31, 1995 (or by February 28, 1996 if a definitive agreement is in place at December 31, 1995). If the agreements are terminated by Homeland for other than cause prior to a change of control, Messrs. Mason and Fideline are each entitled to receive severance benefits in accordance with Homeland's generally applicable plans, policies or procedures, subject to any offset as a result of receiving compensation from other employment. If the agreements are terminated, whether voluntary or involuntary, within 180 days following a change of control or a Trigger Event, Messrs. Mason and Fideline are each entitled to receive payment equal to one year's salary, plus a pro rata amount of the incentive compensation for the portion of the incentive year that precedes the date of termination, plus any amount forgone by Messrs. Mason or Fideline under the 10% reduction in management salaries effected in June 1993, and would not be subject to any offset as a result of them receiving compensation from other employment.


Item 6.   Exhibits and Reports on Form 8-K


          (a) Exhibits: The following exhibits are filed as part of this Report:

          Exhibit No.    Description

            10ll   (1)   Employment Agreement, dated as of
                         August 11, 1994, between Homeland and
                         Max E. Raydon.

            10mm   (1)   Employment Agreement, dated as of
                         August 11, 1994, between Homeland and
                         Jack M. Lotker.

            10nn   (1)   Employment Agreement, dated as of
                         August 11, 1994, between Homeland and
                         Steve Mason.

            10oo   (1)   Employment Agreement, dated as of
                         August 11, 1994, between Homeland and
                         Al Fideline.


          (1)  Management contract or compensatory plan.



          (b) Reports on Form 8-K: No reports on Form 8-K were filed during the quarter ended September 10, 1994.

                          SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HOMELAND HOLDING CORPORATION


Date:  October 31, 1994       By:  Max E. Raydon
                                   Max E. Raydon, President,
                                   Chief Executive Officer and
                                   Director (Principal Executive
                                   Officer)


Date:  October 31, 1994       By:  Mark S. Sellers
                                   Mark S. Sellers, Executive
                                   Vice President/Finance,
                                   Treasurer, Chief Financial
                                   Officer and Secretary
                                   (Principal Financial Officer)


Date:  October 31, 1994       By:  Mary Mikkelson
                                   Mary Mikkelson, Chief
                                   Accounting Officer, Assistant
                                   Treasurer and Assistant
                                   Secretary (Principal
                                   Accounting Officer)