Form 10-Q/A
period 1994-09-10
HOMELAND HOLDING CORP
filed 1994-12-21
CIK 835582

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q/A

                         AMENDMENT No. 1


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

            27           Financial Data Schedule.


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


                              HOMELAND HOLDING CORPORATION


Date:  December 21, 1994      By:  Mary Mikkelson
                                   Mary Mikkelson, Chief
                                   Accounting Officer, Assistant
                                   Treasurer and Assistant
                                   Secretary (Principal
                                   Accounting Officer)