Form 10-K
period 1994-12-31
HOMELAND HOLDING CORP
filed 1995-04-25
CIK 835582

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K


(Mark One)
[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
       For the fiscal year ended December 31, 1994


                                  OR


[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 [No Fee Required]
        For the transition period from        to       .


Commission file number 33-48862


                              HOMELAND HOLDING CORPORATION
                 (Exact name of registrant as specified in its charter)

             Delaware                                        73-1311075
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

       400 N.E. 36th Street
     Oklahoma City, Oklahoma                                    73105
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (405) 557-5500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]    No [   ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Not applicable to registrant)

       State the aggregate market value of the voting stock held by non-affiliates of the registrant: There is no established public trading market for the voting stock of Homeland Holding Corporation.

       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 14, 1995:

                              Homeland Holding Corporation
    Class A Common Stock, including redeemable common stock: 34,288,200 shares
                               Class B Common Stock:  None

       Documents incorporated by reference:  None.

                          HOMELAND HOLDING CORPORATION


                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994


                                TABLE OF CONTENTS

                                                                          Page

PART I

ITEM 1.      BUSINESS.................................                    1

             General..................................                    1
             Background...............................                    1
             Business Strategy........................                    2
             AWG Transaction..........................                    4
             Homeland Supermarkets....................                    5
             Merchandising Strategy and Pricing.......                    6
             Customer Service.........................                    7
             Advertising and Promotion................                    7
             Product Selection........................                    8
             Warehousing and Distribution.............                    8
             Transportation...........................                    9
             Supply of Dairy Products.................                    10
             Employees and Labor Relations............                    10
             Computer and Management Information
              Systems.................................                    12
             Competition..............................                    13
             Trademarks, Trade Names and Licenses.....                    14
             Regulatory Matters.......................                    14

ITEM 2.      PROPERTIES...............................                    14

ITEM 3.      LEGAL PROCEEDINGS........................                    15

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS......................                    16


PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS..........                    16

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA.....                    17




                                        i

                                                                          Page


ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS............................                    19

             Results of Operations....................                    19
             Liquidity and Capital Resources..........                    26
             Recently-Issued Accounting Standards.....                    29
             Inflation/Deflation......................                    30

ITEM 8.      FINANCIAL STATEMENTS AND
             SUPPLEMENTARY DATA.......................                    30

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.....................                    30

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT........................                    31

             Changes in Management....................                    34

ITEM 11.     EXECUTIVE COMPENSATION...................                    35

             Summary of Cash and Certain Other
              Compensation............................                    35
             Employment Agreements....................                    37
             Management Incentive Plan................                    39
             Retirement Plan..........................                    39
             Compensation Committee Interlocks and
              Insider Participation...................                    40
             Management Stock Purchases...............                    40

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT.........                    42

             Ownership of Certain Holders.............                    42
             Registration and Participation
              Agreements..............................                    43

ITEM 13.     CERTAIN RELATIONSHIPS AND
             RELATED TRANSACTIONS.....................                    45


PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT
             SCHEDULES AND REPORTS ON FORM 8-K........                    47

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(d) OF THE ACT BY
REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT..................                       47

                                       ii


                                                                          Page


SIGNATURES.........................................                       II-1

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES................................                        F-1

EXHIBIT INDEX......................................                        E-1















































                                       iii

                          HOMELAND HOLDING CORPORATION

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994



ITEM 1.      BUSINESS

General

             Homeland Holding Corporation ("Holding"), through its wholly-owned subsidiary, Homeland Stores, Inc. ("Homeland," and, together with Holding, the "Company"), is the leading supermarket chain in the Oklahoma, southern Kansas and Texas Panhandle region. As of April 14, 1995, the Company operated 104 stores throughout these markets as well as a 659,000 square foot warehouse and distribution center in Oklahoma City. On April 21, 1995, the Company sold 29 of its stores and its warehouse and distribution center to Associated Wholesale Grocers, Inc. ("AWG") pursuant to an Asset Purchase Agreement dated as of February 6, 1995 (the "Purchase Agreement") for a cash purchase price of approximately $75 million including inventory. At the closing, the Company and AWG also entered into a seven-year supply agreement, whereby the Company became a retail member of the AWG cooperative and AWG became the Company's primary supplier. The transactions between the Company and AWG are referred to herein as the "AWG Transaction." See "Business--AWG Transaction."

             The Company estimates that in 1994 it accounted for approximately 27% of total supermarket sales over its entire market region through the operation of 111 stores.
Approximately 58% of the Company's stores operated by the Company after the AWG Transaction are located in its three major metropolitan areas, Oklahoma City, Tulsa and Amarillo.

             The Company's executive offices are located at 400
N.E. 36th Street, Oklahoma City, Oklahoma 73105, and its telephone number is (405) 557-5500.

Background

             The Company was organized in 1987 by a group of investors led by Clayton, Dubilier & Rice, Inc. ("CD&R"), a private investment firm specializing in leveraged acquisitions with the participation of management, for the purpose of acquiring substantially all of the assets and assuming specified liabilities of the Oklahoma division (the "Oklahoma Division") of Safeway Inc. ("Safeway") (the "Acquisition"). The stores changed their name to Homeland in order to highlight the Company's regional identity. A majority of the Company's current management (excluding store managers) consists of key executives of the Oklahoma Division and currently owns approximately 6.1% of the outstanding common stock of Holding.

             Prior to the Acquisition, the Company did not have any significant assets or liabilities or engage in any activities other than those incident to the Acquisition. Holding owns all of the outstanding capital stock of Homeland and has no other significant assets. The Clayton & Dubilier Private Equity Fund III Limited Partnership ("C&D Fund III"), a Connecticut limited partnership managed by CD&R, currently owns 34.1% of Holding's outstanding Class A Common Stock, par value $.01 per share (including redeemable Class A Common Stock, the "Common Stock"). The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), a Connecticut limited partnership also managed by CD&R, currently owns 38.4% of the Class A Common Stock.

             On April 21, 1995, the Company made an offer to repurchase shares of its Common Stock owned by certain officers and employees of the Company at a cash purchase price of $0.50 per share, plus a warrant equal to the number of shares purchased with an exercise price of $0.50. However, such repurchases shall not exceed $600,000 in the aggregate (net of amounts to be repaid in respect of loans from the Company) and individual repurchases shall not exceed any outstanding loan balance that the officers or employees may have related to their purchase of Common Stock.

Business Strategy

             Following the Acquisition, Homeland adopted a business strategy which was designed to maintain and improve its market leadership in its operating area. The Company's business strategy from 1987 through 1993 involved: (a) substantial investment to upgrade and remodel the existing store network and to build or acquire additional stores, which could be serviced by Homeland's existing warehouse and distribution center; and (b) adoption of a value-oriented merchandising concept combining a flexible high-low pricing structure (i.e., pricing of advertised or promotional items below the store's regular price and at or below the price offered by the store's competitors while allocating prime shelf space to high margin items) with a wide selection of products and an emphasis on quality and service. Increased advertising and promotion were used to expand the Company's customer base. The Company's decision to commit significant financing and human resources to upgrade and remodel its existing stores marked a sharp turn-around for the supermarket business that had constituted Safeway's Oklahoma Division.

             The Company's business has been adversely affected in recent years by the entry of new competition into the Company's key markets, which has resulted in a decline in the Company's comparable store sales. The Company was unable to effectively respond to this increased competition because (i) the high labor costs associated with the Company's unionized workforce made it difficult for the Company to price its goods competitively with competitors (none of which has a unionized workforce), and (ii) the high fixed overhead costs associated with its warehouse operation made the closure of marginal and unprofitable stores financially prohibitive.

             In the fourth quarter of 1994, the Company developed a plan to improve its financial position and to address the operating problems discussed above. In December 1994, the Company hired James A. Demme to be the Company's new President and Chief Executive Officer. Mr. Demme has over 35 years of experience in wholesale and retail food distribution, most recently as Executive Vice President of Retail Operations for Scrivner, Inc. Mr. Demme and his management team have developed and have begun to implement a more effective strategy for responding to competitive pressures in the marketplace, including (i) exploiting the advantages the Company has over its competitors, such as convenience of store locations and variety of offerings, (ii) increasing the offering of competitively-priced, private label products,
(iii) improving advertising and merchandising and coordinating marketing efforts, (iv) increasing sales of perishables and
(v) reducing overhead and other costs in conjunction with the AWG Transaction.

             The AWG Transaction is an important step in the Company's effort to complete an operational restructuring that should allow the Company to reduce its debt burden and fixed operating costs and improve its financial performance.

             Furthermore, also in late 1994 the Company's new management team developed a plan to close certain marginal and unprofitable stores. Such a plan is now financially feasible because of the sale of the warehouse and the elimination of the high fixed costs associated with the warehouse operation. The Company closed one store in 1994 and seven stores during the first quarter of 1995 and expects to close an additional eight stores by the end of 1995.

             Also in connection with the AWG Transaction, the Company became a member of the AWG cooperative. The Company believes that its membership in the AWG cooperative will benefit the Company in a number of ways: (i) the Company will be able to increase its purchases of private label lines, which will allow it to improve mix and gross profits; (ii) as AWG's largest customer, the Company may receive special product purchases and may participate in dedicated support programs; and (iii) the Company will have access to AWG's store systems, which will allow the Company to manage its business strategically on a store-by-store and regional basis. In addition, the Company will also receive the benefit of membership rebate and patronage programs available to all AWG members as well as certain quarterly cash payments from AWG. See "Business--Warehousing and Distribution."

             For additional information, see also "Management's
Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources."

AWG Transaction

             On February 6, 1995, the Company and AWG entered into the Purchase Agreement, pursuant to which the Company agreed to sell 29 of its stores (the "Purchased Stores") and its warehouse and distribution center to AWG for a purchase price of $45 million, plus the value of the inventory at the Purchased Stores and the warehouse (estimated to be approximately $30 million) subject to certain possible purchase price adjustments. The closing of the sale occurred on April 21, 1995.

             AWG is a buying cooperative which sells groceries on a wholesale basis to its retail member stores. AWG has 716 member stores located in a nine-state region and is the nation's fifth largest wholesale distributor, with approximately $2.6 billion in revenues in 1994.

             The Purchase Agreement requires AWG to assume, or provide certain undertakings with respect to, certain contracts and lease obligations and pension liabilities of the Company. The AWG sale was subject to the satisfaction of certain conditions precedent, including, without limitation,
(i) the Company's receipt of the required consents under the Senior Notes (as hereafter defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources") and (ii) the execution and delivery of the supply agreement between the Company and AWG described below (See "Business--Warehousing and Distribution").

             The Company estimates that net proceeds from the AWG Transaction will be approximately $37.2 million, approximately $25.0 million of which will be allocated to the Senior Notes and approximately $12.2 million of which will be allocated to indebtedness under the Revolving Credit Agreement (as hereafter defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). The remaining proceeds from the AWG Transaction will be (i) used to pay certain costs, expenses and liabilities required to be paid in connection with the AWG Transaction or (ii) deposited into escrow pending reinvestment by the Company or application against a subsequent offer to redeem the Senior Notes. Under the Senior Note Indenture (as hereafter defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"), the Company is required to apply the net proceeds allocable to the Senior Notes to an offer to redeem the Senior Notes on a pro rata basis. (See
"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".)

             The purposes of the AWG Transaction are: (i) to reduce the Company's borrowed money indebtedness in respect of the Senior Notes and under the Revolving Credit Agreement by approximately $37.2 million in the aggregate; (ii) to have AWG assume, or provide certain undertakings with respect to, certain contracts and leases and certain pension liabilities of the Company; (iii) to sell the Company's warehouse and distribution center, which will eliminate the high fixed overhead costs associated with the operation of the warehouse and distribution center and thereby permit the Company to close marginal and unprofitable stores; and (iv) to obtain the benefits of becoming a member of the AWG cooperative, including increased purchases of private label products, special product purchases, dedicated support programs and access to AWG's store systems.

Homeland Supermarkets

             The Company's current network of stores features three basic store formats. Homeland's conventional stores range from 12,000 to 35,000 total square feet and carry the traditional mix of grocery, meat, produce and variety products. These stores contain more than 20,000 stock keeping units, including food and general merchandise. Sales volumes of conventional stores range from $60,000 to $150,000 per week. Homeland's superstores range in size from 35,000 to 50,000 total square feet and offer, in addition to the traditional departments, two or more specialty departments. Sales volumes of superstores range from $80,000 to $280,000 per week. Homeland's combo store format includes stores larger than 50,000 total square feet and was designed to enable the Company to expand shelf space devoted to general merchandise. Sales volume of combo stores range from $130,000 to $345,000 per week. The Company's new stores and certain remodeled locations have incorporated Homeland's new, larger superstore and combo formats.

             Of the 67 stores retained and operated by the Company following the sale to AWG (excluding 16 stores which the Company has closed in 1994 and 1995 or expects to close in
1995), 11 are conventional stores, 43 are superstores and 13 are combo stores.

             The chart below summarizes Homeland's store development over the last three years:

                                            Fiscal Year Ended
                                  12/31/94       01/01/94     01/02/93 *
Average sales per store
  (in millions)...............    $    7.1        $   7.2      $   7.3

Average total square feet
  per store...................      34,700         34,700       34,300

Average sales per
  square foot.................        $205           $208         $213

Number of stores:
  Stores at start of period...         112            113          114
  Stores remodeled............          10              3            0
  New stores opened...........           0              1            1
  Stores acquired.............           0              0            0
  Stores sold or closed.......           1              2            2
  Stores at end of period.....         111            112          113

Size of stores:
  Less than 25,000 sq. ft.....          24             24           26
  25,000 to 35,000 sq. ft.....          38             39           40
  35,000 sq. ft. or greater...          49             49           47

Store formats:
  Conventional................          29             29           28
  SuperStore..................          65             66           71
  Combo.......................          17             17           14

*  53 week reporting period


Merchandising Strategy and Pricing

             The Company's merchandising strategy emphasizes competitive pricing through a high-low pricing structure, as well as Homeland's leadership in quality product and service, selection, convenience and specialty departments with a focus on perishable products (i.e., meat, produce, bakery and seafood). The Company's strategy is to price competitively with each conventional supermarket operator in each market area. In areas with discount store competition, the Company attempts to be competitive on high-volume, price sensitive items. The Company's in-store promotion strategy is to offer all display items at a lower price than the store's regular price and at or below the price offered by the store's competitors. The Company also currently offers double coupons, with some limitations, in all areas in which it operates. In addition, Homeland's stores utilize a shelf management scanner-driven program which allocates shelf space based upon specific unit sales. This scanner program provides adequate information to evaluate shelf stock to avoid excessive inventories. The program allows allocation of products that are the best sellers and the products that contribute the greatest gross profit dollars, in each commodity group, to prime eye level shelves.

Customer Service

             Homeland stores provide friendly and efficient customer services which emphasize, among other things, quick check out services and many stores offer additional services such as postal, pharmacy, video rental, check cashing and money orders. Some of the stores also offer in-store banking facilities and automated teller machines. Homeland helps to attract and retain its customers by providing a high level of customer service in clean, well-stocked stores with quality products.

Advertising and Promotion

             The Company's advertising strategy is designed to enhance its value-oriented merchandising concept and emphasize its reputation for fast, friendly service, variety and quality. Accordingly, Homeland is focused on presenting itself in the media as a competitively-priced, promotions oriented operator that offers value to its customers and an extensive selection of high quality merchandise in clean, attractive stores. This strategy allows the Company to accomplish its marketing goals of attracting new customers and building loyalty with existing customers.

             An element of the Company's plan to improve its financial position includes improving its advertising and merchandising and coordinating marketing efforts by redesigning the advertising circulars to improve the promotions of advertised specials and organizing the in-store presentation of these items.

             The Company currently utilizes a broad range of print and broadcast advertising in the markets it serves, including newspaper advertisements, advertising inserts and circulars, television and radio commercials and promotional campaigns that cover substantially all of the markets it serves. Gross advertising expenses were $13.6 million in fiscal 1994, $14.1 million in fiscal 1993 and $14.5 million in fiscal 1992. Homeland receives co-op advertising reimbursements from major vendors which reduces its gross advertising expenses.

Product Selection

             The Company carries nationally advertised brands and a wide selection of private label products. Part of the Company's plan to improve its financial position involves increasing its offering of competitively-priced private label products and increasing sales of perishables. All stores carry a full line of meat, dairy, produce, frozen food, health and beauty aids and selected general merchandise. As of April 14, 1995, approximately 76% of the stores have service delicatessens and/or bakeries and approximately 52% have in-store pharmacies. In addition, some stores provide additional specialty departments that offer ethnic food, fresh and frozen seafood, floral services and salad bars.

Warehousing and Distribution

             Until the consummation of the AWG Transaction, the Company supplied approximately 75% of the products sold in its supermarkets from its 659,000 square foot warehouse and distribution facility, which included 241,000 square feet of refrigerated space for storing produce and meats as well as a large freezer section for vegetables, ice cream and other frozen products. As part of the AWG Transaction, the Company sold its warehouse and distribution center to AWG and entered into a seven year supply agreement, pursuant to which the Company became a retail member of the AWG cooperative and AWG became the Company's primary supplier.

             Pursuant to the supply agreement, AWG will supply products to the Company at the lowest prices and on the best terms available to AWG's retail members from time to time. In addition, the Company will (i) be eligible to participate in certain cost-savings programs available to AWG's other retail members and (ii) be entitled to receive (a) certain member rebates and refunds based on the dollar amount of the Company's purchases from AWG's warehouse and (b) quarterly cash payments from AWG, up to a maximum of approximately $1.3 million per fiscal quarter, based on the dollar amount of the Company's purchases from AWG's warehouse during such fiscal quarter.

             The Company will purchase goods from AWG on an open account basis. AWG requires that each member's account be secured by a letter of credit or certain other collateral, in an amount based on such member's estimated weekly purchases through the AWG warehouse. The Company's open account with AWG is secured by a $10 million letter of credit (the "Letter of Credit") issued in favor of AWG by one of the banks party to the Amended and Restated Revolving Credit Agreement (as hereafter defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). In addition, the Company's obligations to AWG are secured by a first lien on all "AWG Equity" owned from time to time by the Company, which includes, among other things, AWG membership stock, the Company's right to receive quarterly payments and certain other rebates, refunds and other credits owed to the Company by AWG (including members deposit certificates, patronage refund certificates, members savings, direct patronage or year-end patronage and concentrated purchase allowances).

             The amount of the Letter of Credit may be decreased on a biannual basis upon the request of the Company (i) based on the Company's then-current average weekly volume of purchases and (ii) by an amount equal to the face amount of the Company's issued and outstanding AWG patronage refund certificates. In the event that the Company's open account with AWG exceeds the amount of the Letter of Credit plus any other AWG Equity held as collateral for the Company's open account, AWG is not required to accept orders from, or deliver goods to, the Company until the amount of the Letter of Credit has been increased to make up for any such deficiency.

             Under the supply agreement, AWG has certain "Volume Protection Rights," including (i) the right of first offer
(the "First Offer Rights") with respect to (a) proposed sales of stores to be owned or operated by the Company after the closing of the sale (the "Retained Stores") and, under certain circumstances, certain other stores which the Company has closed, or expects to close, during 1995 and (b) proposed transfers of more than 50% of the outstanding stock of the Company or Holding to an entity primarily engaged in the retail or wholesale grocery business, (ii) the Company's agreement not to compete with AWG as a wholesaler of grocery products during the term of the supply agreement, and (iii) the Company's agreement to dedicate the Retained Stores to the exclusive use of a retail grocery facility owned by a retail member of AWG (the "Use Restrictions"). The Company's agreement not to compete and the Use Restrictions are terminable with respect to a particular Retained Store upon the occurrence of certain events, including the Company's compliance with AWG's First Offer Rights with respect to proposed sales of such store. In addition, the supply agreement provides AWG with certain purchase rights in the event the Company closes 90% or more of the Retained Stores.

Transportation

             In March 1992, the Company entered into a transportation agreement (the "Transportation Agreement") with Drake Refrigerated Lines, Inc. ("Drake"). Pursuant to the Transportation Agreement, the Company sold substantially all of its trailers and certain non-material related equipment at fair market value to Drake, which then provided all transportation services for Homeland products through a network of independent drivers. The Transportation Agreement has a five-year term and is terminable by either party on six months' notice and upon certain other conditions. In conjunction with the AWG Transaction, the Company's obligations under the Transportation Agreement were assumed by AWG.

Supply of Dairy Products

             The Company previously produced private-label milk, water, juice and ice cream at two owned and managed facilities located in Oklahoma City. In November 1993, the Company sold certain of the Company's milk and ice cream processing equipment and certain other assets and inventory relating to its milk and ice cream plants to Borden, Inc. ("Borden"). In connection with the sale, the Company entered into a seven-year supply agreement with Borden under which Borden was to supply all of the Company's requirements for most of its dairy, juice and ice cream products and the Company agreed to purchase minimum volumes of products. The Company recognized a gain on the sale of such personal property in the amount of $2.6 million in 1993 and received a $4 million payment in connection with the Borden supply agreement which was to be recognized over the seven-year term of the Supply Agreement.

             In December 1994, the Company entered into a settlement agreement with Borden whereby Borden ceased supplying the Company in April 1995. As part of the settlement agreement, the Company repaid $1.6 million plus interest in December 1994 and $1.7 million plus interest in April 1995.

             The Company has made arrangements for Farm Fresh, Inc. to begin supplying its dairy and ice cream requirements in April 1995. Farm Fresh, Inc. is a cooperative and 1% of the Company's purchases will be rebated to the Company at the end of each year in the form of stock in Farm Fresh,Inc..

Employees and Labor Relations

             At March 31, 1995, Homeland had a total of 5,938 employees, of whom 3,504 or approximately 59% were employed on a part-time basis. Homeland employs 5,499 and 234 persons in its supermarket operations and supply and distribution operations, respectively. The remaining employees are corporate and administrative personnel.

             Homeland is the only unionized grocery chain in its market areas and approximately 90% of the Company's employees are unionized, represented primarily by the United Food and Commercial Workers of North America ("UFCWNA"). In 1993, the UFCWNA ratified a modified collective bargaining agreement with the Company (the "Labor Agreement'). The term of the Labor Agreement is from December 1993 through October 1996.
The Labor Agreement provides for average wages and benefits for store employees of $9.25 per hour compared to the average wages and benefits before modification of $10.47 per hour. Management estimates that this wage reduction will result in annualized savings of approximately $4.5 million less anticipated bumping costs of $1.3 million for a net savings of $3.2 million for the remaining 67 stores in each year of the Labor Agreement through October 1996. Homeland's average wages and benefits continue to exceed wages and benefits paid by its competitors by an estimated average of $2.40 per hour. This estimated average could increase by as much as 10% following the AWG Transaction due to the effects of bumping. Such higher labor costs is one of the reasons the Company has not been able to remain competitive and entered into the AWG Transaction.

             In conjunction with the sale to AWG, three class grievances have been filed by the UFCWNA and have been submitted to binding arbitration under the terms of the Labor Agreement. The grievances involve: (i) the question of whether a special termination pay provision in the Labor Agreement is triggered by the sale to AWG; (ii) the application of the severance pay provision in the Labor Agreement; and (iii) calculation of accrued but unused vacation pay due employees at the time of termination. The maximum aggregate amount being sought pursuant to the grievances is $5.1 million. The arbitrations will be held during May through July. The Company believes that its position on these grievances will be upheld by the arbitrator and that the disposition of these grievances through arbitration will not have a material adverse effect on the Company's financial position.

             Warehouse personnel are members of the International Brotherhood of Teamsters (the "Teamsters") and wages paid to these employees are on parity with those paid by other similar unionized warehouse operations in the area. In November 1992, the Company signed a three and one-half year contract with the Teamsters resulting in a 25 cent per hour wage increase effective July 1994 and an increase in the pension contribution per employee of $10 per week effective November 1992, an additional $4 per week effective November 1993, and another $2 per week effective November 1994. Homeland terminated the employment of all Teamsters on April 21, 1995.

             Effective January 1, 1989, the Company implemented a stock appreciation rights ("SAR") plan for certain of its hourly union employees and its non-union hourly and salaried employees. Effective as of November 4, 1989, the Company implemented a similar SAR plan for its hourly Teamster employees. A participant in the SAR plans is granted at specified times "appreciation units" which, upon the occurrence of certain triggering events, entitle the participant to receive cash payments equal to the product of the number of appreciation units then vested in such participant multiplied by the increase in value of a share of the Common Stock over $1.00 as determined in good faith by the Board of Directors. Trigger events include the sale or exchange of all or substantially all of the assets or stock of Homeland or Holding, the liquidation or dissolution of Homeland or Holding, the sale to the public of 20% or more of the Common Stock or of the common equity of Homeland and the sale, other than to Homeland or Holding, by C&D Fund III of more than 2,925,000 shares of Common Stock. The sale to AWG will not constitute a trigger event under any of the SAR plans. Under the SAR plans, Homeland may grant up to 200 appreciation units per employee to part-time employees, 500 units to full-time employees, 750 units to supervisors and 1,000 units to managers (e.g., store managers); provided that Homeland may not grant more than an aggregate of 1,939,500 appreciation units under all union and non-union SAR plans. Assuming all units were vested under the SAR plans, such units would represent approximately 5% of the equivalent equity in the Company.

Computer and Management Information Systems

             Effective October 1, 1991, the Company entered into a ten-year agreement with K-C Computer Services, Inc. (a subsidiary of Kimberly-Clark Company), providing for the outsourcing of Homeland's management information system and electronic data processing functions. Pursuant to the outsourcing agreement, K-C Computer Services, Inc. assumed substantially all of the Company's existing hardware and software leases and related maintenance agreements. The outsourcing agreement provides for minimum annual service charges, increasing over the term of the agreement, as well as other variable charges. Based on current estimates, future minimum annual service charges under the ten-year outsourcing agreement as of December 31, 1994 were in the aggregate amount of $30.7 million. The agreement is cancelable by either party subject to a penalty that declines over the term of the agreement. In conjunction with the AWG Transaction, AWG has undertaken approximately 52% of the annual service charges of the outsourcing agreement incurred to June 1, 1997. The
Company will remain liable for any service charges incurred after June 1, 1997. The Company and AWG have agreed to use their best efforts to terminate the outsourcing agreement by January 1, 1997, and arrange alternative service for the Company. The Company can terminate the outsourcing agreement at any time by payment to K-C Computer Services, Inc. of an early termination penalty. If the outsourcing agreement is terminated prior to June 1, 1997, AWG will be responsible for payment of approximately 52% of the early termination penalty. If the outsourcing agreement is terminated during 1997, the Company's portion of the early termination penalty will be $954,000.

             The Company has installed laser-scanning checkout systems in all of the 67 retained stores. The Company utilizes the information collected through its scanner systems to track product movement and inventory levels and to coordinate purchasing. Coupon scanning software upgrades were added in 1993 for all stores which have scanner systems.
This software reduces the expense related to coupons by verifying that the coupon presented was for the product purchased and reduces clerical errors. A new store labor scheduling system was also installed in 1993 that determines the required hours to be worked based on engineered standards combined with sales projections and traffic patterns.

Competition

             Although the supermarket business is highly competitive, as the only statewide operator of supermarkets in its entire market region, Homeland occupies a leading position in substantially all of the markets it serves. The Company's management believes that Homeland's principal competitive advantages include significant economies of scale for advertising, excellent store locations and continuity with experienced store management. The market in which Homeland competes is highly fragmented by many small independent operators.

             The Company's business has been adversely affected in recent years by the entry of new competition into the Company's key markets, which has resulted in a decline in the Company's comparable store sales. For example, in 1994, there were 14 competitive openings in the Company's market areas (including 11 new Wal-Mart supercenters, 2 new Albertsons Inc. stores and 1 new Mega Market store). The 1994 competitive openings directly affected 28 of the Company's stores, where average weekly sales decreased by 10.9% as compared to 1993, including 19 of the 67 Retained Stores, where average weekly sales decreased by 10.7% as compared to 1993. By contrast, average weekly sales of the remaining 48 Retained Stores increased in 1994 by 2.7% as compared to 1993. The Company was unable to effectively respond to the competitive openings because (i) the high labor costs associated with the Company's unionized workforce made it difficult for the Company to price its goods competitively with competitors (none of which has a unionized workforce), and (ii) the high fixed overhead costs associated with its warehouse operation made the closure of marginal and unprofitable stores financially prohibitive.

Trademarks, Trade Names and Licenses

             During the transition from "Safeway" to "Homeland" the Company has been able to generate a substantial amount of familiarity with the "Homeland" name. The Company continues to build and enhance this name recognition through advertising and annual birthday and anniversary promotional campaigns.
The "Homeland" name is considered material to the Company's business and is registered for use as a service mark and trademark. Homeland has received federal and state registrations of the "Homeland" mark as a service mark and a trademark for use on certain products. The Company also received a federal registration of the service mark "A Good Deal Better" in early 1994.

             During 1990, Homeland began developing a private label line of products which currently includes over 350 items. The line includes every major category in the Company's stores, including dairy products, meat, frozen foods, canned fruits and vegetables, eggs and plastic wrap. As a result of the AWG Transaction, Homeland intends to further improve the private label offerings.

Regulatory Matters

             Homeland is subject to regulation by a variety of local, state and federal governmental agencies, including the United States Department of Agriculture, state and federal pharmacy regulatory agencies and state and local alcoholic beverage and health regulatory agencies. By virtue of this regulation, Homeland is obligated to observe certain rules and regulations, violation of which could result in suspension or revocation of various licenses or permits held by Homeland.
In addition, most of Homeland's licenses and permits require periodic renewals. Homeland has experienced no material difficulties with respect to obtaining or renewing its regulatory licenses and permits.

ITEM 2.      PROPERTIES

             Of the 111 supermarkets operated by Homeland at December 31, 1994, 19 are owned and the balance are held under leases which expire at various times between 1995 and 2017. Most of the leases are subject to six five-year renewal options. Out of 92 stores with leases, only eleven have terms (including option periods) of fewer than 20 years remaining. Most of the leases require the payment of taxes, insurance and maintenance costs and many of the leases provide for additional contingent rentals based on sales. The Company also leases its executive offices and warehouse and distribution center in Oklahoma City and owns the land and buildings in Oklahoma City in which its milk and ice cream plants were located. Substantially all of the Company's facilities are subject to mortgages securing the Company's Senior Notes (as hereinafter defined). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." No individual store operated by Homeland is by itself material to the financial performance or condition of Homeland as a whole.
The average rent per square foot under Homeland's existing leases is $3.77 (without regard to amortization of beneficial interest). Management believes that many of its existing leases, depending on the location of the store, provide the Company rents which are below the current market rate.

             Of the 67 stores remaining after the AWG Transaction and closing of certain stores, 11 are owned and 56 are leased.
Of those stores which are leased, eight have terms (including option periods) of fewer than 20 years remaining. The average rent per square foot for these 67 stores under Homeland's existing leases is $3.90 (without regard to amortization of beneficial interest).

             On approximately June 12, 1995, the Company plans to relocate its executive offices to 2601 Northwest Expressway, Suite 1100 E, Oklahoma City, Oklahoma 73112. The Company will be leasing the new executive offices.

ITEM 3.      LEGAL PROCEEDINGS

             The Company is party to various lawsuits and proceedings in the ordinary course of its operations relating to alleged personal injuries and other claims. None of the proceedings pending against the Company or, to the knowledge of management, threatened against the Company, is expected to have a material effect on the Company's financial condition or results of operations.

             The Internal Revenue Service ("IRS") concluded in December 1993 a field audit of the Company's income tax returns for the fiscal years 1990, 1991 and 1992. On January 31, 1994, the IRS issued a Revenue Agent's Report for those fiscal years proposing adjustments that would result in additional taxes in the amount of $1.6 million (this amount is net of any available operating loss carryforwards, which would be eliminated under the proposed adjustment). The Company filed its protest to the IRS Appeals Office on June 14, 1994. The IRS Appeals Office is currently in the process of reviewing the Company's protest. The major proposed adjustment involves the allocation of the initial purchase price of the Company to inventory. The Company believes that it has meritorious legal defenses to the IRS adjustments and intends to vigorously protest the assessment. Management has analyzed all of these matters and has provided for, in accordance with generally accepted accounting principles, amounts which it currently believes are adequate.

             In conjunction with the sale to AWG, three class grievances have been filed by the UFCWNA and have been submitted to binding arbitration under the terms of the Labor Agreement. The grievances involve: (i) the question of whether a special termination pay provision in the Labor Agreement is triggered by the sale to AWG; (ii) the application of the severance pay provision in the Labor Agreement; and (iii) calculation of accrued but unused vacation pay due employees at the time of termination. The maximum aggregate amount being sought pursuant to the grievances is $5.1 million. The arbitrations will be held during May through July. The Company believes that its position on these grievances will be upheld by the arbitrator and that the disposition of these grievances through arbitration will not have a material adverse effect on the Company's financial position.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             During the quarter ended December 31, 1994, the Company obtained a consent to a waiver from United States Trust Company of New York, as trustee for the holders of the Senior Notes, waiving compliance with certain financial covenant requirements in effect as of fiscal year ended December 31, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" for information regarding the Company's consent solicitation in April 1995.


                                     PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

             There is no established public trading market for the Common Stock, the only class of common equity of Holding currently issued and outstanding.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

             The following table sets forth selected consolidated financial data of the Company which have been derived from financial statements of the Company for the 52 weeks ended
December 31, 1994 and January 1, 1994, the 53 weeks ended
January 2, 1993, the 52 weeks ended December 28, 1991 and
December 29, 1990 respectively, which have been audited by Coopers & Lybrand, L.L.P. See Notes to Selected Consolidated
Financial Data for additional information.

             The selected consolidated financial data should be read in conjunction with the respective consolidated financial statements and notes thereto which are contained elsewhere herein.

                                          (In thousands, except per share amounts)

                                                 52 weeks     52 weeks     53 weeks      52 weeks     52 weeks
                                                   ended        ended        ended         ended        ended
                                                 12/31/94     01/01/94     01/02/93      12/28/91     12/29/90
Summary of Operations Date:

  Sales, net. . . . . . . . . . . . . . . .      $785,121    $810,967      $830,964     $786,785     $767,804

  Cost of Sales . . . . . . . . . . . . . .       588,405     603,220       609,906      573,470      575,935

  Gross profit. . . . . . . . . . . . . . .       196,716     207,747       221,058      213,315      191,869

  Selling and administrative. . . . . . . .       193,643     190,483       199,547      187,312      168,800

  Operational restructuring costs  (1). . .        23,205        -             -            -            -

  Operating profit (loss) . . . . . . . . .       (20,132)     17,264        21,511       26,003       23,069

  Gain on sale of plants. . . . . . . . . .          -          2,618          -            -            -

  Interest expense. . . . . . . . . . . . .       (18,067)    (18,928)      (24,346)     (22,257)     (23,784)

  Income (loss) before income taxes and
   extraordinary items. . . . . . . . . . .       (38,199)        954        (2,835)       3,746         (715)

  Income taxes. . . . . . . . . . . . . . .        (2,446)      3,252          (982)        (992)          (1)

  Income (loss) before extraordinary items.       (40,645)      4,206        (3,817)       2,754         (716)

  Extraordinary items  (2) (3). . . . . . .          -         (3,924)         (877)        -            -

  Net Income (loss) . . . . . . . . . . . .       (40,645)        282        (4,694)       2,754         (716)

  (Accretion) Reduction in redemption value redeemable
   common stock . . . . . . . . . . . . . .         7,284        -             -            (132)      (3,841)

  Net income (loss) available to common
   stockholders . . . . . . . . . . . . . .      $(33,361)   $    282      $ (4,694)    $  2,622     $ (4,557)

  Net income (loss) per common share (4). .      $   (.96)   $    .01      $   (.13)    $    .07     $   (.18)

Consolidated Balance Sheet Data:                 12/31/94    01/01/94      01/02/93     12/28/91     12/29/90

  Total assets. . . . . . . . . . . . . . .      $239,134    $274,290      $305,644     $285,735     $266,523

  Long-term obligations, including current
   portion of long-term obligations . . . .      $176,731    $172,600      $198,380     $179,680     $168,418

  Redeemable common stock . . . . . . . . .      $  1,235    $  8,853      $  9,470     $ 10,616     $ 10,841

  Stockholders' equity. . . . . . . . . . .      $  4,071    $ 36,860      $ 37,150     $ 41,844     $ 39,226

                  NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA
                                 (In thousands)


(1) Operational restructuring costs during 1994 included the estimated losses to be incurred on the AWG Transaction and associated expenses and the estimated losses and expenses in connection with the anticipated closing of 15 stores during 1995.

(2) Extraordinary items during 1993 included the payment of approximately $2,776 in premiums on the redemption of $47,750 in aggregate principal amount of the Company's remaining 15-1/2% Subordinated Notes due November 1, 1997 (the "Subordinated Notes") at a purchase price of 105.8% of the outstanding principal amount, and $1,148 in unamortized financing costs related to the Subordinated Notes so redeemed.

(3) Extraordinary items during 1992 included the payment of approximately $1,225 in premiums on the repurchase of $12,250 in aggregate principal amount of the Company's Subordinated Notes at a purchase price of 110% of the outstanding principal amount, $371 in unamortized financing costs related to the Subordinated Notes so purchased, and a credit representing the discount of $500 on the Company's prepayment of $1,500 on the $5,000 note payable to Furr's issued in connection with the Company's acquisition of certain stores from Furr's in September 1991. The extraordinary items have been shown net of income taxes of $219.

(4) Common Stock held by management investors is presented as redeemable common stock and excluded from stockholders' equity since the Company has agreed to repurchase such shares under certain defined conditions, such as death, retirement or permanent disability. See "Management -- Management Stock Purchases." This presentation represents a change from previously issued financial statements. In addition, net income (loss) per common share reflects the accretion in/reduction to redemption value as a reduction/increase in income available to all common stockholders.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Results of Operations

             General

             The Company's net sales declined by 3.2% in fiscal year 1994 to $785.1 million compared to fiscal year 1993. The Company's net sales declined by .5% in fiscal year 1993 to $811 million compared to a comparable 52 week year for fiscal year 1992. The preceding two fiscal years showed a compound annual growth rate of 3.0%, from $767.8 million in fiscal year 1990 to $815.3 million in fiscal year 1992 on a comparative 52 week basis. The decline in sales during 1994 was due to the increased competition in the Company's market area resulting primarily from additional store openings of Wal-Mart supercenter stores (see "Business--Competition"). The 67 stores retained following the AWG Transaction comprised 67.7% of the 1994 sales.

             The following table sets forth selected items from the Company's consolidated income statement as a percentage of net sales for the periods indicated:


                                         Percentage of Net Sales
                                               Fiscal Year
                                       1994        1993        1992

Net Sales........................     100.00%     100.00%     100.00%
Cost of sales....................      74.94       74.38       73.40
  Gross profit...................      25.06       25.62       26.60

Selling and administrative.......      24.67       23.49       24.01
  Operational restructuring costs       2.96         -           -
  Operating profit (loss)........      (2.57)       2.13        2.59
Gain on sale of plants...........        -           .32         -
Interest expense.................      (2.30)      (2.33)      (2.93)

Income (loss) before income
  taxes and extraordinary items..      (4.87)        .12        (.34)
Provision for income taxes.......      ( .31)        .40        (.12)
Income (loss) before
  extraordinary items............      (5.18)        .52        (.46)

Extraordinary items..............        -          (.48)       (.11)

Net income (loss)................      (5.18)       (.04)       (.57)



             Comparison of Fifty-Two Weeks Ended December 31,
1994 with Fifty-Two Weeks Ended January 1, 1994.

             Sales. Net sales for 1994 decreased to $785.1 million, a 3.2% decrease over 1993 net sales. The decrease in net sales for fiscal 1994 is primarily attributable to the increased competition in the Company's market area resulting primarily from additional store openings of Wal-Mart supercenter stores during 1993 and 1994. There were 11 new Wal-Mart supercenter stores opened in the Company's market area during 1994. The Company's comparable store sales decreased by 2.6% compared to the prior year due primarily to competitors' store openings in the Company's market area.

             The Company has developed and begun to implement a more effective strategy for responding to competitive pressures in the market place, including (i) exploiting the advantages the Company has over its competitors, such as convenience of store locations and variety of offerings, (ii) increasing the offering of competitively-priced, private label products, (iii) improving advertising and merchandising and coordinating marketing efforts and (iv) increasing sales of perishables.

             Cost and Expenses. Gross profit as a percentage of sales for fiscal 1994 decreased to 25.1% compared to 25.6% in fiscal 1993. The decrease in the gross profit margin was partially due to increased promotional pricing in response to the increased competition in the Company's market area. The decrease was also partially due to a decrease in the period of time for amortizing video rental tapes. The decrease was partially offset by a reduction in the inventory losses accounted for in the Company's retail stores during 1994. The retail store inventory losses were approximately $1.8 million less than inventory losses in 1993, resulting principally from a reduction in the losses in the meat department. The improvement in the meat department losses was due to a change in the procedures to process only the amount of product anticipated to be sold and not processing excessive quantities of fresh beef and pork to fill the display areas.

             The decline in gross profit margin was also due in part to an increase in warehouse and transportation expense as a percent of sales in 1994 which was due to an increase in the warehouse square footage and an increase in the number of warehouse personnel resulting from converting the former ice cream plant into additional frozen food warehouse space.

             Selling and administrative expenses as a percentage of sales increased in fiscal 1994 to 24.7% from 23.5% for fiscal 1993. The increase in selling and administrative expenses as a percentage of sales was due in large part to the decrease in sales for 1994 as compared to the prior year. However, the expenses also increased during 1994 due in part to the contractual increase in the monthly fees in connection with the Company's computer services agreement and a one-time change in the administration of the vacation policy which occurred during 1993 and did not recur in 1994. Expenses also increased due to additional reserves recorded for estimated bad debts on accounts receivable due from vendors and wholesale customers which may not be collected in full as a result of the AWG Transaction and the Company wrote down certain fixed assets to fair market value. The Company also recorded an increase of $5.7 million in the accrual for workers' compensation claims in 1994 as compared to the prior year due to an increase in the actuarially projected ultimate costs of the self-insured plans reflecting increases in claims and related settlements. These increases in expense were partially offset by a reduction in retail wages and benefits resulting from the modified collective bargaining agreement entered into with the United Food and Commercial Workers of North America in December 1993.

             Following the AWG Transaction, the Company plans to take steps to reduce its selling and administrative expenses as well as improve its overall financial position. The Company has developed a plan to close fifteen marginal and unprofit-able stores during 1995 (seven of which have already been closed in 1995). The Company also plans to reduce administra-tive headcount by approximately 110 people by the end of 1996 following the AWG Transaction. In conjunction with fewer stores and reduced headcount, the Company also plans to reduce related administrative expenses including travel, phone, bank service charges and computer services, among others.

             Operational restructuring costs. Operational restructuring costs for 1994 were $23.2 million which included an estimate of the expenses to be incurred in connection with the sale of the warehouse and 29 stores to AWG and the closing of 15 stores during 1995. The accrual includes the fixed costs of the closed stores from the time they are closed until they can be sold or the lease expires.

             Operating Loss. Operating loss was $20.1 million for 1994 compared to operating profit of $17.3 million in 1993. The decrease in operating profit was due to the decrease in sales, the decrease in gross profit margin, the increase in selling and administrative expenses and the operational restructuring costs recorded in 1994.

             Gain on Sale of Plants.  The Company recognized a
$2.6 million gain from the sale of equipment and related assets associated with its milk and ice cream plants in 1993.
No similar gain was recognized in 1994.

             Interest Expense. Interest expense for fiscal 1994 decreased to $18.1 million from $18.9 million in fiscal 1993 due primarily to the redemption of the Company's Subordinated Notes. All remaining outstanding Subordinated Notes were
redeemed by the Company on March 1, 1993.   See "Liquidity and
Capital Resources."

             Income Tax Provision. The Company recognized income tax expense of $2.4 million in 1994, compared to an income tax benefit of $3.3 million in 1993. The expense in 1994 was the result of increasing the valuation allowance on the Company's deferred tax asset from the prior year due to the uncertainty of realizing the future tax benefits. The expense was offset in part by the recognition of a tax benefit for alternative minimum tax net operating losses that were carried back to prior years. The income tax benefit for 1993 was the result of the reversal of the prior valuation allowance on the Company's deferred tax asset due to the proposed disposition of assets, net of the estimated amount management believed the Company may be required to pay in connection with the IRS audit (see below). At December 31, 1994, the Company had tax net operating loss carryforwards of approximately $20.1 million.
             The IRS concluded in December 1993 a field audit of the Company's income tax returns for the fiscal years 1990, 1991 and 1992. On January 31, 1994, the IRS issued a Revenue Agent's Report for those fiscal years proposing adjustments that would result in additional taxes in the amount of $1.6 million (this amount is net of any available operating loss carryforwards, which would be eliminated under the proposed adjustment). The Company filed its protest with the IRS Appeals Office on June 14, 1994. The IRS Appeals Office is currently in the process of reviewing the Company's protest.
The major proposed adjustment involves the allocation of the initial purchase price of the Company to inventory. The
Company believes that it has meritorious legal defenses to the IRS adjustments and intends to vigorously protest the assessment. Management has analyzed all of these matters and has provided for, in accordance with generally accepted accounting principles, amounts which it currently believes are adequate.

             Extraordinary Items. There were no extraordinary items incurred during fiscal 1994. Extraordinary items in 1993 consisted of the payment of $2.776 million in premiums on the redemption of $47.750 million in aggregate principal amount of the Subordinated Notes at a purchase price of 105.8% of the outstanding principal amount and $1.148 million in unamortized financing costs related to the redemption of the Subordinated Notes on March 1, 1993. See "Liquidity and Capital Resources."

             Income or Loss. The Company had net loss of $40.6 million during 1994 compared to net income of $282,000 in 1993. The net loss experienced in 1994 was due primarily to the operational restructuring costs, reduction of sales and gross profit margin, increase in selling and administrative expenses and an increase in income tax expense.

             Comparison of Fifty-Two Weeks Ended January 1, 1994 with Fifty-Three Weeks Ended January 2, 1993.

             Sales. Net sales for 1993 decreased to $811.0 million, a 2.4% decrease over 1992 net sales. The decrease in net sales for fiscal 1993 was primarily attributable to the 53 week year in fiscal 1992 as compared to a 52 week year in fiscal 1993. Net sales for 1993 compared to an adjusted comparable 52 week year for 1992 decreased 0.5%. Apart from the effect of a 53 week year in fiscal 1992, the decrease in net sales was primarily attributable to increased competition including the opening of seven Wal-Mart supercenter stores and Sam's Clubs in the Company's market area during 1993. The decrease in net sales was also due to a reduction in wholesale sales due to the loss of one wholesale customer and the termination by the Company of four other wholesale customers. Continuing store sales on a comparable 52 week basis decreased by .5% compared to the prior year due primarily to competitors' store openings in the Company's market area.
             Cost and Expenses. Gross profit as a percentage of sales for fiscal 1993 decreased to 25.6% compared to 26.6% in fiscal 1992. The decrease in gross profit margin was partially due to a reduction in prices and increased markdowns in response to the increased competition in the Company's market area. In addition, the decrease in gross profit margin was partially attributable to inventory losses accounted for in the Company's retail stores during the third and fourth quarters of 1993. The retail store inventory losses were approximately $2.2 million greater than inventory losses in 1992, resulting principally from above-normal losses in the produce and meat departments. The produce department losses were due to an isolated incidence of excess inventories in connection with a one-time promotional sale in the third quarter in response to increased competition. The meat department losses were due to processing excessive quantities of fresh beef and pork and taking earlier markdowns which created larger distress losses. Procedures were implemented in 1994 to process only the amount of product anticipated to be sold. The decrease in gross profit margin for 1993 was also due to lower vendor retail allowances than in 1992 because more nonrecurring vendor retail allowances were received during 1992 compared to 1993. Retail allowances were approximately $3.6 million less in 1993 compared to 1992. Consistent with general industry trends, many of the Company's major vendors have switched to a net pricing policy, which lowers overall item prices to the Company, but also reduces the retail allowances.

             The decline in gross profit margin was partially offset by a reduction in warehouse and transportation expense in 1993 which was due to a reduction of hours worked in the Company's warehouse and the outsourcing of the Company's transportation operations in the second quarter of 1992. The transportation charges incurred during fiscal 1993 were $7.4 million as compared to $8.6 million in 1992. Compared to costs prior to the outsourcing, annual savings under the Transportation Agreement are approximately $2.0 million.

             Gross profit without regard to warehouse and transportation costs as a percentage of sales decreased to 27.9% in fiscal 1993 compared to 29.1% in fiscal 1992. This decrease was primarily due to the reduced prices and higher markdowns as a result of the Company's response to increased competition, the above-normal inventory losses experienced at the Company's stores during the third and fourth quarters of 1993, and the reduction in vendor retail allowances.

             Selling and administrative expenses as a percentage of sales decreased for fiscal 1993 to 23.5% from 24.0% for fiscal 1992 on a total sales decline of $20 million. The decrease was partially due to management's cost reduction and containment program, including the reduction of retail store personnel hours, a staff reduction in the first quarter of 1993 and a reduction in management's salaries and non-union employee benefits effective June 1993. The expense reduction and control program is an on-going program, and the Company continued its efforts to reduce expenses during fiscal 1994.
The decrease was also due to a smaller accrual for workers' compensation and general liability claims in 1993 compared to 1992. A contractual provision in the Company's agreement for computer services allowing for a reduction in the monthly fees as a result of any point of sale invoices paid during the month and a one-time change in the administration of the vacation policy, both of which occurred in fiscal 1993, also contributed significantly to the decreases in selling and administrative expenses. The decrease was partially offset by an increase in consulting expenses incurred to accelerate the Company's profit improvement plan, an increase in the bonuses paid under the Management Incentive Plan (as discussed in "Executive Compensation -- Management Incentive Plan") and expenses incurred in connection with the closing of two stores during the third quarter of 1993 (the closing of these two stores is not expected to have a material adverse effect on the Company's on-going operations and profitability).

             In the fourth quarter of 1993, the UFCWNA ratified a modified collective bargaining agreement which provides for average wages and benefits for store employees of $9.25 per hour compared to the average wages and benefits before modification of $10.47 per hour. Management estimates that this wage and benefit reduction will result in annualized savings of approximately $6.7 million in 1994 and each year thereafter through October 1996 as compared to fiscal 1993.

             Operating Profit. Operating profit was $17.3 million for 1993 compared with $21.5 million in 1992. The decrease in operating profit was due to the decrease in sales and the decrease in gross profit margin, offset in part by the decrease in selling and administrative expenses.

             Gain on Sale of Plants.  The Company recognized a
$2.6 million gain from the sale of equipment and related assets associated with its milk and ice cream plants in 1993.

             Interest Expense. Interest expense for fiscal 1993 decreased to $18.9 million from $24.3 million in fiscal 1992 due primarily to the redemption of the Company's Subordinated Notes. All remaining outstanding Subordinated Notes were redeemed by the Company on March 1, 1993. As a result of this redemption, the Company's average interest rate on its debt at the end of fiscal 1993 was 9.3% compared to 11.5% at the end of fiscal 1992. See "Liquidity and Capital Resources."

             Income Tax Provision. The Company recognized an income tax benefit of $3.3 million in 1993, compared to an expense of $763,000 in 1992. The income tax benefit for 1993 is the result of the reversal of the prior valuation allowance on the Company's deferred tax asset due to the proposed disposition of assets discussed below (see "Liquidity and Capital Resources"), net of the estimated amount management believes the Company may be required to pay in connection with the IRS audit (see below), while the expense for 1992 is comprised of alternative minimum tax expense. At January 1, 1994, the Company had tax net operating loss carryforwards of approximately $9.6 million, which might be affected by the outcome of the IRS proposed adjustments described above.

             Extraordinary Items. Extraordinary items in 1993 consist of the payment of $2.776 million in premiums on the redemption of $47.750 million in aggregate principal amount of the Subordinated Notes at a purchase price of 105.8% of the outstanding principal amount and $1.148 million in unamortized financing costs related to the redemption of the Subordinated Notes on March 1, 1993. See "Liquidity and Capital Resources."

             Income or Loss. The Company had net income of $282,000 during 1993 compared to a net loss of $4.7 million in 1992. The increase in net income was due primarily to the gain on the sale of the milk and ice cream plants, lower selling and administrative costs and interest expense and the tax benefit from the reversal of the prior valuation allowance, which was offset in part by a reduction of sales and gross profit margin and the extraordinary items described above.

Liquidity and Capital Resources

             Debt. The major sources of liquidity for the Company's operations and expansion have been internally generated funds and borrowings under revolving credit facilities. In March 1992, the Company refinanced its indebtedness by entering into an Indenture with United States Trust Company of New York, as trustee (the "Senior Note Indenture"), pursuant to which the Company issued $45 million in aggregate principal amount of Series A Senior Secured Floating Rate Notes Due 1997, bearing interest at a floating rate of 3% over LIBOR (the "Old Floating Rate Notes"), and $75 million in aggregate principal amount of Series B Senior Secured Fixed Rated Rate Notes due 1999, bearing interest at 11-3/4% per annum (the "Old Fixed Rate Notes," and together with the old Floating Rate Notes, the "Old Notes"). The Old Fixed Rate Notes are not redeemable by the Company until on or after March 1, 1997.

             In October and November 1992, the Company conducted an offer to exchange its Series D Senior Secured Floating Rate Notes Due 1997 (the "New Floating Rate Notes") for an equal principal amount of its outstanding Old Floating Rate Notes, and Series C Senior Secured Fixed Rate Notes Due 1999 (the
"New Fixed Rate Notes," and together with the New Floating
Rate Notes, the "New Notes") for an equal principal amount of its Old Fixed Rate Notes. The Old Notes and the New Notes are collectively referred to herein as the "Senior Notes;" the Old Floating Rate Notes and the New Floating Rate Notes are collectively referred to herein as the "Senior Floating Rate Notes;" and the Old Fixed Rate Notes and the New Fixed Rate Notes are collectively referred to herein as the "Senior Fixed Rate Notes." The New Notes are substantially identical to the Old Notes, except that the offering of the New Notes was registered with the Securities and Exchange Commission.
Holders of the New Notes are not entitled to certain rights of holders of the Old Notes, as described in the prospectus relating to the exchange offer. The Company conducted the exchange offer to satisfy its obligations under agreements with the holders of the Senior Notes. At April 14, 1995, $75 million of New Fixed Rate Notes, $33 million of New Floating Rate Notes and $12 million of Old Floating Rate Notes are outstanding.

             On April 13, 1995, the Company received consents for certain amendments to the Senior Note Indenture from a majority of the holders of Senior Notes. The amendments (a) increased the interest rate on each series of Notes by one-half of one percent (0.5%) per annum; (b) amended, added and deleted certain financial covenants and related definitions under the Senior Note Indenture (including modifying the Consolidated Fixed Charge Coverage Ratio covenant, adding a new Debt-to-EBITDA ratio and a new Capital Expenditures covenant, deleting the Adjusted Consolidated Net Worth covenant) to reflect the Company's size, operations and financial position following the AWG Transaction; (c) amended certain provisions of the Senior Note Indenture to permit the Company to incur certain liens and indebtedness and to make an investment in certain membership stock and receive or earn patronage certificates or other equity in connection with the supply agreement to be entered into with AWG; (d) amended certain provisions of the security agreement to provide that AWG will have a first lien on certain collateral to be acquired by the Company in connection with the AWG supply agreement; (e) amended certain other provisions of the Senior
Note Indenture to, among other things, limit the Company's ability to incur certain future indebtedness and guarantees, and to provide that a certain amount of net proceeds from future asset sales must be applied to an offer to redeem the Senior Notes; (f) made certain technical amendments to the Senior Notes' Intercreditor Agreement; (g) and amended the
Senior Notes' Mortgage to provide that defaults under, or modifications or terminations of, a certain lease related to a store to be closed, will not constitute a default or event of default under the Senior Notes' Mortgage. On April 21,
1995, the Company and United States Trust Company of New York, as trustee for the holders of the Senior Notes, entered into a supplemental indenture effecting these amendments.

             Also in March 1992, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Union Bank of Switzerland, New York Branch ("UBS"), as agent and as lender, and any other lenders and other financial institutions thereafter parties thereto. As a result of the Company's redemption of the remaining outstanding Subordinated Notes on March 1, 1993, and satisfying certain other conditions, the Revolving Credit Agreement provided a commitment of up to $50 million in secured revolving credit loans, including a swing loan and certain letters of credit (the "Revolving Credit Facility"). The Revolving Credit Agreement by its terms permitted borrowings (a) for working capital purposes and (b) subject to certain conditions, for corporate acquisitions. Borrowings under the Revolving Credit Agreement bore interest at the UBS Base Rate plus 1.5% or at an adjusted Eurodollar Rate plus 2.5%, which rates were subject to increase upon certain conditions. All borrowings under the Revolving Credit Agreement were subject to a borrowing base and mature no later than March 2, 1997. At April 14, 1995, $21.1 million was outstanding under the Revolving Credit Facility.

             On April 21, 1995, the Company replaced its
Revolving Credit Agreement with a revised revolving facility (the "Amended and Restated Revolving Credit Agreement"). The Amended and Restated Revolving Credit Agreement is with National Bank of Canada, ("NBC") as agent and as lender, Heller Financial, Inc. and any other lenders thereafter parties thereto. The Amended and Restated Revolving Credit Agreement provides a commitment of up to $25 million in secured revolving credit loans, including certain letters of credit. The Amended and Restated Revolving Credit Agreement permits borrowings (a) to refinance the existing Revolving Credit Agreement, (b) for working capital needs and (c) issue standby letters of credit and documentary letters of credit. Borrowings under the Amended and Restated Revolving Credit Agreement bear interest at the NBC Base Rate plus 1.5% for the first year. Subsequent year's interest rates will be dependent upon the Company's earnings but will not exceed the NBC base rate plus 2.0%. All borrowings under the Amended and Restated Revolving Credit Agreement are subject to a borrowing base and mature no later than February 27, 1997, with the possibility of extending the maturity date to March 31, 1998 if the Company's Series A Senior Secured Floating Rate Notes due February 27, 1997, are extended or refinanced on terms acceptable to NBC.

             The obligations of the Company under the Senior Notes are secured by a pledge of substantially all present and future property, plant and equipment, trademarks, leaseholds and other assets of the Company, other than inventory, accounts and certain related collateral that is pledged to NBC under the Amended and Restated Revolving Credit Agreement. Holding has guaranteed the obligations of Homeland under the Senior Notes, and such guarantee is secured by Holding's pledge of 100% of the stock of Homeland. Commencing each year on and after June 1, 1993, Homeland must apply 80% of its Excess Cash Flow (as defined in the Senior Note Indenture), after accounting for reductions in amounts outstanding under the Amended and Restated Revolving Credit Agreement, to prepay the Senior Floating Rate Notes. Additionally, Homeland must apply net proceeds of asset dispositions (other than sales of inventory and certain other property in the ordinary course of business and certain other excepted dispositions) to prepay indebtedness under the Senior Notes and/or the Amended and Restated Revolving Credit Agreement.

             Working Capital, Cash Flow and Capital Expenditures. At December 31, 1994, the Company's working capital was $43.9 million or a current ratio of 1.65 to 1, compared to $53.6 million or 1.82 to 1 at January 1, 1994. The decrease in working capital in 1994 was due to the decrease in cash, the write off of certain inventory costs in connection with the restructuring, and an increase in sales tax payable.

             Cash flow from operations is used by the Company to support working capital needs and to reduce its debt level.
The Company generated cash flow from operations of $.3 million in fiscal 1994, $13.0 million in fiscal 1993 and $11.2 million in fiscal 1992. The Company continues to review its cash flow to identify areas where the cash flow can be increased. Areas which are being reviewed include increasing inventory turnover levels, improving the collection of accounts receivable, and reducing the cash in the stores.

             Homeland made total capital expenditures (including capital leases) of approximately $6.9 million in fiscal 1994 compared to $10.4 million in fiscal 1993, $8.6 million in fiscal 1992, $23.2 million in fiscal 1991, and $32.8 million in fiscal 1990. Homeland expects to make total capital expenditures (including capital leases) of approximately $6.0 million in fiscal 1995, primarily for store remodels. The source of funds for the fiscal 1995 capital expenditures will be reinvestment of net proceeds generated from the AWG Transaction and the Amended and Restated Revolving Credit Facility, if needed.

             Other Liabilities. In fiscal 1994, the Company added $5.0 million to its existing accruals, in addition to its planned accrual of $4.7 million for 1994, for workers' compensation and general liability claims based upon newly available information and revised assumptions. The increase in the workers compensation and the general liability accruals is due to an increase in the actuarially projected ultimate costs of the self-insured plans reflecting increases in claims and related settlements.

Recently-Issued Accounting Standards

             There are no recently issued accounting standards that effect the Company.

Inflation/Deflation

             In recent years, deflation has not had a material impact upon the Company's operating results. Although the Company does not expect inflation or deflation to have a material impact in the future, there can be no assurance that the Company's business will not be affected by inflation or deflation in future periods.


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The Company's consolidated financial statements and notes thereto are included in this report following the signature pages.


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Set forth below are the names, ages, present positions and years of service (in the case of members of management) of the directors and management of Homeland:

                                                                   Years with the
                                                                   Company and/or
                            Age         Position                       Safeway
B. Charles Ames *           69     Chairman of the Board                  --
John A. Shields *           51     Vice Chairman of the Board             --
James A. Demme*             54     President, Chief                        1
                                     Executive Officer and
                                     Director
Mark S. Sellers *           43     Executive Vice President -              3
                                     Finance, Treasurer, Chief
                                     Financial Officer and
                                     Secretary
Jack M. Lotker              51     Senior Vice President -                 7
                                     Administration
Steven M. Mason             40     Vice President - Marketing             25
Mary Mikkelson *            33     Chief Accounting Officer,               3
                                     Assistant Treasurer,
                                     Assistant Secretary
Alfred F. Fideline, Sr.     57     Vice President - Retail                38
                                     Operations
Prentess E. Alletag, Jr.    48     Vice President - Human                 28
                                     Resources
Chester R. Misialek         65     Vice President - Warehousing           47
                                     and Transportation
Bernard S. Black            41     Director                               --
Richard C. Dresdale         39     Director                               --
Bernard Paroly              76     Director                               --
Andrall E. Pearson          69     Director                               --
Edward H. Meyer             68     Director                               --
Michael G. Babiarz          29     Director                               --



*     Holding's Board of Directors is identical to that of Homeland.  Mr.
      Ames serves as Holding's Chairman of the Board, Mr. Shields serves as Holding's Vice Chairman, Mr. Demme serves as Holding's President and Chief Executive Officer, Mr. Sellers as Executive Vice President
      - Finance, Treasurer, Chief Financial Officer and Secretary and Ms.
      Mikkelson as Chief Accounting Officer,  Assistant Treasurer and
      Assistant Secretary.

             B. Charles Ames was elected as Chairman of the Board of Holding and Homeland in January 1991. Mr. Ames is a principal of CD&R and has been a director of the Company since
January 1988. He is also a general partner of the general partner of C&D Fund IV. He was a limited partner of the general partner of C&D Fund III until October 1990, when he assigned his limited partnership interest to B. Charles Ames as Trustee of the trust created pursuant to a Declaration of Trust, dated July 25, 1982. From October 1987 to December
1990, Mr. Ames was a consultant to CD&R.  From January 1988 to
May 1990, Mr. Ames served as Chairman and Chief Executive
Officer of The Uniroyal Goodrich Tire Company, a major tire manufacturer. From July 1983 to October 1987, Mr. Ames served as Chairman of the Board and Chief Executive Officer of Acme-Cleveland Corporation, a manufacturer of machine tools, telecommunication equipment and electrical and electronic controls, of which he was President and Chief Executive
Officer from 1981 to 1983.  Mr. Ames is a director of Diamond
Shamrock R&M Inc., Warner Lambert Company, M.A. Hanna Company,
The Progressive Corporation, Lexmark International, Inc. and its parent Lexmark Holding, Inc., and WESCO Distribution, Inc.
and its parent CDW Holding Corporation.

             John A. Shields became a director of Homeland in May
1993 and in December 1993 he was elected Vice Chairman of the Board of Holding and Homeland. He served as President, Chief
Executive Officer, Chief Operating Officer, and a member of the Board of Directors of First National Supermarkets from
1983 to 1993.  Mr. Shields is also a director of D.I.Y. Home
Warehouse, Inc., Shore Bank & Trust, and Shore Bank
Corporation.

             James A. Demme became President, Chief Executive
Officer and a director of the Company as of November 30, 1994.
From 1992 to 1994, Mr. Demme served as Executive Vice
President of Retail Operations of Scrivner, Inc. He was responsible for the operations of their 170 retail stores which had a total volume exceeding $2 billion. From 1991 to 1992, Mr. Demme served as Senior Vice President of Marketing of Scrivner, Inc. where he was responsible for restructuring and refocusing the merchandising department to retail orientation. From 1988 to 1991, Mr. Demme was President and
Chief Operating Officer of Shaws Supermarkets, which was the fifteenth largest retail chain with sales of $1.7 billion.

             Mark S. Sellers became Executive Vice President -
Finance, Chief Financial Officer, Treasurer and Secretary of the Company as of September 1, 1992. From 1984 to 1987, Mr.
Sellers served as Senior Vice President and Chief Financial
Officer of Sanger Harris, a division of Federated Department
Stores. During this period, Sanger Harris merged with Foley's, Inc. and in 1987, Mr. Sellers was named Senior Vice
President and Chief Financial Officer of Foley's, Inc.  From
1988 to 1990, he was Executive Vice President, Chief Financial
Officer and Chief Operating Officer of Marshall's, Inc., a division of Melville Corporation. From 1990 to 1992, he served R.H. Macy & Company as President and Chief Operating
Officer of the Macy's South/Bullock's division and Vice
Chairman and Chief Operating Officer of Macy's Northeast division and Vice Chairman and Chief Operating Officer of
Macy's East division.

             Jack M. Lotker served as Vice President for
Personnel at the Oroweat Food Company, Inc. from October 1978 until March 1984. In April 1984, Mr. Lotker became Vice
President and Group Executive of Arnold Foods Company, Inc.
where he remained until December 1986.  In December 1986, Mr.
Lotker became Vice President and General Manager of Best Foods
Baking Group (a division of CPC International). Mr. Lotker left Best Foods in January 1988 and joined Homeland in February 1988 as Senior Vice President - Supply Operations.
In 1993, he was appointed Senior Vice President -
Administration.

             Steven M. Mason joined Safeway in 1970 and the
Oklahoma Division in 1986. At the time of the Acquisition, he was serving as Special Projects Coordinator for the Oklahoma
Division.  In November 1987, he joined Homeland and in October
1988, he was appointed to the position of Vice President -
Retail Operations. In October 1993, Mr. Mason was appointed to the position of Vice President - Marketing.

             Mary Mikkelson joined the Company in October 1992.
In February 1993, she was appointed Chief Accounting Officer,
Assistant Treasurer and Assistant Secretary.  From 1988 to
1992, Ms. Mikkelson served as Audit Manager for Coopers &
Lybrand.

             Alfred F. Fideline, Sr. joined Safeway in 1957. At the time of the Acquisition, he was serving as a District
Manager of the Oklahoma Division.  In November 1987, Mr.
Fideline joined Homeland as a District Manager and in May
1994, he was appointed to the position of Vice President -
Retail Operations.

             Prentess E. Alletag, Jr. joined the Oklahoma
Division in October 1969, where, at the time of the Acquisition, he was serving as Human Resources and Public
Affairs Manager.  In November 1987, Mr. Alletag joined
Homeland as Vice President - Human Resources.

             Chester R. Misialek joined the Oklahoma Division in
May 1948, where, at the time of the Acquisition, he was serving as Distribution Center Manager. In November 1987, Mr.
Misialek joined Homeland as Vice President - Warehousing and
Transportation.

             Bernard S. Black is a Professor of Law at the Columbia Law School. He joined the Columbia law faculty in July, 1988. Professor Black served as counsel to Commissioner
Joseph A. Grundfest of the Securities and Exchange Commission from January, 1987 through July, 1988. From 1983 to 1987, he practiced law in New York City, specializing in mergers and acquisitions and corporate and securities law. In September
1989, Professor Black became a director of Homeland.

             Richard C. Dresdale was designated a director of the Company in November 1987. He was Assistant Secretary of the
Company from November 1987 until March 1994.  He has been
President of Fenway Partners, Inc., a private investment firm, since March 1, 1994. He was a professional employee of CD&R from June 1985 until his withdrawal from the firm on March 1, 1994. Mr. Dresdale holds directorships in Remington Arms
Company, Inc., and its parent RACI Holding, Inc., Nu-kote
International, Inc. and its parent Nu-kote Holding, Inc. He is a limited partner in the general partner of C&D Fund III.
He was a limited partner in the general partner of C&D Fund IV until his withdrawal as a limited partner from such general partner effective March 1, 1994.

             Bernard Paroly served as Chairman and Chief
Executive Officer of Pathmark Supermarkets from mid-1981 to July 1986. In November 1987, Mr. Paroly become a director of
Homeland.

             Andrall E. Pearson is a director of the Company. He is a principal of CD&R. He is a limited partner of the general partner of C&D Fund IV. He was a Professor of Business Administration at the Graduate School of Business at
Harvard University from 1985 until July 1993. From 1971 through 1985, Mr. Pearson was President and Chief Operating
Officer of PepsiCo., Inc., a major soft drink producer.  Mr.
Pearson is a director of PepsiCo., Inc., May Department Stores
Company, and The Travelers, Inc. (formerly Primerica
Corporation).

             Edward H. Meyer became a director of Homeland in December 1992. He has served as Chairman, Chief Executive
Officer and President of Grey Advertising, Inc. since 1956.
Mr. Meyer is a director of May Department Stores Company,
Bowne & Co., Inc., Harman International Industries, Inc.,
Ethan Allen Interiors, Inc., and director and trustee of 31 investment companies advised by Merrill Lynch Asset
Management, Inc. or its affiliates.

             Michael G. Babiarz became a director of Homeland in January 1995. Mr. Babiarz has been a professional employee of CD&R since 1990.

Changes in Management

      In addition to the change in the Chief Executive Officer, Mark Sellers, the Company's Chief Financial Officer will be resigning effective May 7, 1995, and Mary Mikkelson, the
Company's Chief Accounting Officer will be resigning effective
May 3, 1995.  Larry Kordisch will become the Executive Vice
President-Finance, Treasurer, Chief Financial Officer and
Secretary.  Mr. Kordisch was the Executive Vice President of
Finance and Administration and the Chief Financial Officer of
Scrivner, Inc. from August 1978 through 1994.  Terry
Marczewski will become the Chief Accounting Officer, Assistant
Treasurer and Assistant Secretary.  Mr. Marczewski was the
Vice President and Controller of the Scrivner Group at Fleming
Companies from July 1994 to April 1995.  From 1981 to July
1994, Mr. Marczewski was the Vice President and Controller of
Scrivner, Inc.
ITEM 11.     EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

             The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive
Officer and each of the four other most highly compensated executive officers of the Company (hereinafter referred to as the "Named Executive Officers") for the fiscal years ended
December 31, 1994, January 1, 1994, and January 2, 1993:

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation
Name and                                                 Other
Principal                                                Annual          All Other
Position              Year   Salary            Bonus     Compensation Compensation (4)(5)
James A. Demme        1994   $ 11,538 (1)          -        -                -
President and
Chief Executive
Officer of the
Company

Max E. Raydon         1994   $193,154 (2)      $153,000     (3)            $31,295
Former President      1993    188,462           180,000     (3)              4,960
and Chief             1992    203,846 (6)       107,136     (3)              4,364
Executive Officer
of the Company

Mark S. Sellers       1994   $153,000          $130,050     $114,474 (8)  $43,447
Executive Vice        1993    160,192           153,000       80,852 (8)   34,604
Pres. Finance,        1992     55,577 (7)        56,667       49,781 (8)      -
Treasurer, Chief
Financial Officer
and Secretary

Jack M. Lotker        1994   $130,500          $110,925     (3)            $ 7,826
Senior V. Pres.       1993    136,356           130,500     (3)              6,574
Administration        1992    147,789 (6)        60,168     (3)               -

Steven M. Mason       1994   $130,500          $110,925     (3)            $ 8,963
Vice President -      1993    107,250           103,500     (3)              3,904
Marketing             1992    107,019 (6)        44,247     (3)              2,281

Chester R.Misialek    1994   $ 70,875          $ 64,883     (3)            $  -
Vice President -      1993     74,207            54,221     (3)               -
Warehousing and       1992     80,264 (6)        27,011     (3)               -
Transportation

(1)   Mr. Demme joined the Company as President, Chief
      Executive Officer and a director as of November 30, 1994.

(2) Mr. Raydon was President and Chief Executive Officer of the Company until his resignation on November 30, 1994.

(3) Personal benefits provided to the Named Executive Officer under various Company programs do not exceed 10% of total annual salary and bonus reported for the Named Executive
      Officer.

(4) All other compensation includes contributions to the Company's defined contribution plan on behalf of each of the Named Executive Officers to match 1993 and 1992 pre-tax elective deferral contributions (there was no match for 1994) (included under Salary) made by each to such plan, as follows: Max E. Raydon, $4,497; Jack M. Lotker, $4,497; and Steven M. Mason, $2,956.

(5) The Company provides reimbursement for medical benefit insurance premiums for the Named Executive Officers. These persons obtain individual fully-insured private medical benefit insurance policies with benefits substantially equivalent to the medical benefits currently provided under the Company's group plan. The Company also provides for life insurance premiums for executive officers, including the Named Executive Officers and one other executive officer, who obtain fully-insured private term life insurance policies with benefits of $500,000 per person. Amounts paid during 1994 are as follows: Max E. Raydon, $31,295; Mark S. Sellers, $38,972; Jack M. Lotker, $7,826; Steven M. Mason, $8,963; and Prentess E. Alletag, Jr., $4,467.

(6) Salary in 1992 includes an extra week compared to fiscal years 1993 and 1994 (53 weeks versus 52 weeks).

(7)   Mr. Sellers joined the Company in September 1992.

(8) Includes reimbursement of relocation expenses in the amount of $95,378 in 1994, $78,058 in 1993 and $49,781 in
      1992.

             Directors who are not employees of the Company or otherwise affiliated with the Company (presently consisting of Messrs. Black, Paroly, Meyer, Dresdale and Shields) are paid annual retainers of $15,000 and meeting fees of $1,000 for each meeting of the board or any committee attended. Mr. John Bell, who was a director of the Company until his resignation in January 1995, also served as a consultant to the Company from time to time at the request of the Company. At such times as he provided such consulting services, Mr. Bell received $1,000 per day from the Company. During 1994, Mr. Bell received $36,000 from the Company for consulting fees and was also reimbursed for business expenses. Mr Shields also serves as a consultant to the Company from time to time at the request of CD&R. During 1994, Mr. Shields received $133,330 from CD&R for consulting fees for services provided to the Company.

Employment Agreements

             In November 1994, the Company entered into an employment agreement with James A. Demme, the Company's President and Chief Executive Officer for an indefinite term. The Agreement provides a base annual salary of not less than $200,000 and entitles Mr. Demme to participate in the Company's Management Incentive Plan with a maximum annual bonus equal to 100% of base salary; provided that for calendar year 1995 Mr. Demme will receive a minimum bonus of $100,000. The agreement also provides for awards under a long term incentive compensation plan which is to be established by the Company and authorizes reimbursement for certain business-related expenses. If the agreement is terminated by Homeland for other than cause or disability prior to the third anniversary of the agreement or is terminated by Mr. Demme following the sale of at least 50% of the voting stock of the Company, the Company will continue to pay Mr. Demme his base salary for one year.

             On January 30, 1995, Homeland entered into a revised employment agreement with Mark S. Sellers, the Company's Executive Vice President-Finance, Chief Financial Officer, Treasurer and Secretary. The agreement is effective as of January 1, 1995 and expires on the thirtieth day following the closing of the AWG Transaction, unless terminated sooner due
to death or disability.   The agreement provides a base annual
salary of not less than $170,000 and entitles Mr. Sellers to participate in the Management Incentive Plan established by Homeland including a pro rata bonus in 1995 based on the Company's performance. The agreement provides for reimbursement of all relocation expenses in connection with Mr. Sellers' move to Oklahoma including reimbursement of any loss incurred in connection with the sale of his previous home based on the total investment and expenses he had in the house not to exceed $271,613. The agreement provides for a retention payment of $195,000 within 10 business days after the date of expiration of the agreement. The agreement also provides that the Company will reimburse Mr. Sellers up to a maximum of $30,000 for all reasonable costs of moving his household goods from Oklahoma City and costs of selling his house in Oklahoma, subject to a reduction to the extent of any reimbursement received from other employment.

             In August 1994, the Company entered into a two-year employment agreement with Jack M. Lotker, the Company's Senior Vice President of Administration. The agreement provides a base annual salary of not less than $130,500, subject to increase from time to time at the discretion of the Board of Directors and authorizes reimbursement for certain business-related expenses. Under the agreement, Mr. Lotker is entitled to participate in the Management Incentive Plan established by Homeland. Mr. Lotker is also entitled to receive a special one-time non-recurring cash bonus in an amount to be determined pursuant to a formula based on the Company's stock price at the time of a transaction if a Trigger Event occurs on or prior to December 31, 1995 (or by February 28, 1996 if a definitive agreement is in place at December 31, 1995). If the agreement is terminated by Homeland for other than cause prior to a change of control or is terminated by Mr. Lotker for any reason prior to a change of control, Mr. Lotker is entitled to continue to receive his compensation until the first anniversary of such termination, subject to reduction to the extent of any compensation received from other employment. If the agreement is terminated, whether voluntary or involuntary, within 180 days following a change of control or a Trigger Event, Mr. Lotker is entitled to receive payment equal to one year's salary, plus a pro rata amount of the incentive compensation for the portion of the incentive year that precedes the date of termination, plus any amount forgone by Mr. Lotker under the 10% reduction in management salaries effected in June 1993, and would not be subject to any offset as a result or his receiving compensation from other employment. Furthermore, if Mr. Lotker is entitled to receive severance benefits as outlined or if his employment terminates due to his death or disability (as defined), Homeland will pay his relocation expenses from Oklahoma to any location in the continental United States and will reimburse him for any loss incurred on the sale of his current home following a reasonable effort to obtain a good sales price, subject to reduction to the extent of any compensation received from other employment.

             In August 1994, the Company entered into a two-year employment agreement, with both Steve Mason, the Company's
Vice President of Marketing and Al Fideline, the Company's
Vice President of Retail Operations. The agreements provide a base annual salary of not less than $130,500 and $80,000, respectively, subject to increase from time to time at the discretion of the Board of Directors and authorizes reimbursement for certain business-related expenses. Under the agreements, Messrs. Mason and Fideline are entitled to participate in the Management Incentive Plan established by Homeland. Messrs. Mason and Fideline are also entitled to receive a special one-time non-recurring cash bonus in an amount to be determined pursuant to a formula based on the Company's stock price at the time of a transaction if a Trigger Event occurs on or prior to December 31, 1995 (or by February 28, 1996 if a definitive agreement is in place at December 31, 1995). If the agreements are terminated by Homeland for other than cause prior to a change of control, Messrs. Mason and Fideline are each entitled to receive severance benefits in accordance with Homeland's generally applicable plans, policies or procedures, subject to any offset as a result of receiving compensation from other employment. If the agreements are terminated, whether voluntary or involuntary, within 180 days following a change of control or a Trigger Event, Messrs. Mason and Fideline are each entitled to receive payment equal to one year's salary, plus a pro rata amount of the incentive compensation for the portion of the incentive year that precedes the date of termination, plus any amount forgone by Messrs. Mason or Fideline under the 10% reduction in management salaries effected in June 1993, and would not be subject to any offset as a result of them receiving compensation from other employment.

             In December 1994, the Company entered into a settlement agreement with Max E. Raydon whereby his employment with the Company was terminated. In connection with the termination, Mr. Raydon received a lump sum amount of $600,000 and resigned as an officer and director of the Company. For a period of thirty-six months, the Company will continue to provide to Mr. Raydon the same medical, dental, vision, life and disability insurance and other welfare benefits as it provides to its executive officers. In March 1995, the Company repurchased 455,000 shares of Class A Common Stock of Holding from Mr. Raydon at $0.50 per share plus the issuance of a warrant for the same number of shares with an exercise price of $0.50.

Management Incentive Plan

             Homeland maintains a Management Incentive Plan to provide incentive bonuses for members of its management and key employees. Bonuses are determined according to a formula based on both corporate, store and individual performance and accomplishments or other achievements and are paid only if minimum performance and/or accomplishment targets are reached. Minimum bonuses range from 0 to 100% of salary for officers (as set forth in the plan), including the Chief Executive Officer. Maximum bonus payouts range from 75% to 200% of salary for officers and up to 200% of salary for the Chief Executive Officer. Performance levels must significantly exceed target levels before the maximum bonuses will be paid. Under limited circumstances, individual bonus amounts can exceed these levels if approved by the Compensation Committee of the Board. Incentive bonuses paid to managers and supervisors vary according to their reporting and responsibility levels. The plan is administered by a committee consisting, unless otherwise determined by the Board of Directors, of members of the Board who are ineligible to participate in the plan. Incentive bonuses earned for certain highly compensated executive officers under the plan for performance during fiscal year 1994 are included in the Summary Compensation Table.

Retirement Plan

             Homeland maintains a retirement plan in which all non-union employees, including members of management, participate. Under the plan, employees who retire at or after age 65 after completing five years of vesting service (defined as calendar years in which employees complete at least 1,000 hours of service) will be entitled to retirement benefits equal to 1.50% of career average compensation (including basic, overtime and incentive compensation) plus .50% of career average compensation in excess of the social security covered compensation, such sum multiplied by years of benefit service (not to exceed 35 years). Service with Safeway prior to the Acquisition is credited for vesting purposes under the plan. Retirement benefits will also be payable upon early retirement beginning at age 55, at rates actuarially reduced from those payable at normal retirement. Benefits are paid in annuity form over the life of the employee or the joint lives of the employee and his or her spouse or other beneficiary.

             Under the plan, estimated annual benefits payable to the named executive officers of Homeland upon retirement at age 65, assuming no changes in covered compensation or the social security wage base, would be as follows: James A.
Demme, $27,226; Max E. Raydon, $26,535; Mark S. Sellers,
$62,026; Jack M. Lotker, $58,944; Steven M. Mason, $84,753;
and Chester R. Misialek, $14,644.

Compensation Committee Interlocks and Insider Participation

             Messrs. Ames, Paroly and Shields served on the Company's Compensation and Benefits Committee of the Board of Directors for the 1994 fiscal year. Mr. Ames, Chairman of the Board, is a principal of CD&R, the holder of an economic interest in the general partner of C&D Fund III and a general partner of the general partner of C&D Fund IV. See "Certain Relationships and Related Transactions". Mr. Shields serves as a consultant to the Company from time to time at the request of CD&R. During 1994, Mr. Shields received $133,330 from CD&R for consulting fees for services provided to the Company.

Management Stock Purchases

             Shares of Common Stock purchased by members of management, including Named Executive Officers Max E. Raydon, Jack Lotker, Steven M. Mason, and Chester R. Misialek and key employees, (the "Management Investors"), directly and indirectly through an individual retirement account, are subject to certain transfer restrictions (including successive rights of first refusal on the part of Holding and C&D Fund III or, with respect to certain shares, C&D Fund IV) and repurchase rights (including successive rights by Holding and C&D Fund III or with respect to certain shares, C&D Fund IV, to purchase shares from Management Investors whose employment with Homeland terminates). In addition, the Management Investors have the right to require Holding to repurchase their shares upon the occurrence of certain events, such as a termination without "cause" (as defined) or death, retirement or permanent disability, subject to (a) there being no default under the Company's prior credit agreement with Manufacturers Hanover Trust Company, as agent and certain other banks (the "Prior Credit Agreement"), the Subordinated Note Indenture, any other financing or security agreement or document permitted under the Prior Credit Agreement or the Subordinated
Note Indenture (including the Senior Note Indenture and the Revolving Credit Agreement), or certain other financing or security agreements or documents, (b) the repurchase not violating any such agreement or document or Holding's certificate of incorporation and (c) Holding having sufficient funds legally available for such repurchase under Delaware law. Holding has also agreed to use its best efforts to repurchase shares from any Management Investor who experiences certain unforeseen personal hardships, subject to the authorization of Holding's Board of Directors. During 1994, the Company exercised its repurchase rights to repurchase an aggregate of 106,000 shares of Common Stock at the fair market value as determined by the Board from Management Investors.

             The shares held by each Management Investor, directly and indirectly through an individual retirement account, are entitled to the benefits of and are bound by the obligations set forth in certain registration and participation agreements. See "Security Ownership of Certain Beneficial Owners and Management -- Registration and Participation Agreements." For information concerning the holdings of Common Stock as of April 14, 1995 by certain officers and directors, see "Security Ownership of Certain Beneficial Owners and Management -- Ownership of Certain Holders." The Common Stock sold to members of management and key employees has been accounted for as redeemable Common Stock. Homeland has made certain temporary loans which are due July 21, 1995, to certain members of management and key employees to enable such persons to make principal payments under loans to finance such persons' purchase of redeemable Common Stock. See "Certain Relationships and Related Transactions."

             On April 21, 1995, the Company made an offer to repurchase shares of its Common Stock owned by certain officers and employees of the Company at a cash purchase price of $0.50 per share, plus a warrant equal to the number of shares purchased with an exercise price of $0.50. However, such repurchases shall not exceed $600,000 in the aggregate (net of amounts to be repaid in respect of loans from the Company) and individual repurchases shall not exceed any outstanding loan balance that the officers or employees may have related to their purchase of Common Stock.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

Ownership of Certain Holders

             Set forth below is information as of April 14, 1995, concerning certain holders of the currently outstanding shares of Common Stock (including Named Executive Officers, officers and directors of the Company and holders of 5% or more of the Common Stock).

                                        Shares                     Percent of
Name of Beneficial Owner          Beneficially Owned                 Class

The Clayton & Dubilier Private
  Equity Fund III Limited
  Partnership, 270 Greenwich
  Avenue, Greenwich, CT 06830           11,700,000                   34.1%
The Clayton & Dubilier Private
  Equity Fund IV Limited
  Partnership, 270 Greenwich
  Avenue, Greenwich, CT 06830           13,153,089                   38.4
B. Charles Ames (1)(2)                  13,153,089                   38.4
Joseph L. Rice, III (1)(3)              24,853,089                   72.5
Alberto Cribiore (1)(3)                 24,853,089                   72.5
Donald J. Gogel (1)                     13,153,089                   38.4
Hubbard Howe (1)                        13,153,089                   38.4
James A. Demme                               --                        --
Mark S. Sellers                              --                        --
Jack M. Lotker                              450,000                   1.3
Steven M. Mason (4)                         200,000                    *
Chester Misialek                            200,000                    *
Alfred F. Fideline, Sr.                     101,000                    *
Bernard S. Black (5)                         70,000                    *
Bernard Paroly                               50,000                    *
Richard C. Dresdale                          --                        --
Andrall E. Pearson (2)                       --                        --
Edward H. Meyer                              --                        --
John A. Shields                              --                        --
Michael G. Babiarz                           --                        --

Officers and directors as
  a group (16 persons) (6)(7)           14,324,089                   41.8


     *Indicates less than 1%

(1) Messrs. Ames, Rice, Cribiore, Gogel and Howe may be deemed to share beneficial ownership of the shares owned of record by C&D Fund IV by virtue of their status as general partners of the general partner of C&D Fund IV, but Messrs. Ames, Rice, Cribiore, Gogel and Howe each expressly disclaims such beneficial ownership of the shares owned by C&D Fund IV. Messrs. Ames, Rice, Cribiore, Gogel and Howe share investment and voting power with respect to securities owned by C&D Fund IV. The business address for Messrs. Ames, Rice, Cribiore, Gogel and Howe is c/o Clayton, Dubilier & Rice, Inc., 126 East 56th Street, 25th Floor, New York, New York 10022.

(2) Mr. Ames was a limited partner in the general partner of C&D Fund III until October 1990, when he assigned his limited partnership interest to B. Charles Ames as Trustee of the trust created pursuant to a Declaration of Trust, dated July 25, 1982. Thus, he does not share investment discretion with respect to securities held by C&D Fund III. Mr. Pearson is a limited partner in the general partner of C&D Fund IV, but does not share investment discretion with respect to securities held by C&D Fund IV.

(3) Messrs. Rice and Cribiore may be deemed to share beneficial ownership of the shares owned of record by C&D Fund III by virtue of their status as general partners of the general partner of C&D Fund III, but Messrs. Rice and Cribiore each expressly disclaims such beneficial ownership of the shares owned by C&D Fund III. Messrs. Rice and Cribiore share investment and voting power with respect to securities owned by C&D Fund III.

(4) Includes 27,900 shares held in Mr. Mason's individual retirement account. Shares held by officers in their respective individual retirement accounts ("IRA") are subject to a power of attorney authorizing Mr. Dresdale to instruct the trustee of the IRA to take certain actions with respect to the shares held in the IRA in accordance with the stock subscription agreements executed by such officers.

(5) Includes 13,000 shares held in Mr. Black's individual retirement account. See note 4.

(6)   Includes shares owned by C&D Fund IV, over which Mr.
      Ames, a director of the Company, shares investment and voting control. See notes 1 and 2.

(7) Includes 130,900 shares held by officers and directors in their respective individual retirement accounts. See note 4.

Registration and Participation Agreements

             Holders of the 20,180,000 shares of Common Stock outstanding prior to the August 1990 private offering, net of 85,000 shares repurchased by the Company from former key employees (the "Existing Holders"), are entitled to the benefits of and are bound by the obligations set forth in a Registration and Participation Agreement, dated as of November 24, 1987 (the "1987 Registration and Participation Agreement"), among Holding, C&D Fund III and the other initial purchasers of Common Stock. Under the 1987 Registration and Participation Agreement, the holders of specified percentages of Common Stock may require the registration of such Common Stock, subject to certain limitations. Any number of such registrations may be requested, and Holding is required to bear all expenses in connection with the first three requests for registration. Prior to an initial public offering of Holding Common Stock, a demand for such registration can be made only by the holders of at least 40% of the Common Stock subject to the 1987 Registration and Participation Agreement (but not less than 3 million shares); thereafter, or at any time after November 24, 1994, such a demand may be made by the holders of at least 10% of the Common Stock subject to the Agreement (but not less than l.2 million shares). Holders of Common Stock also have the right to participate in any registered offering initiated by Holding, subject to certain conditions and limitations. In addition, the 1987 Registration and Participation Agreement entitles holders of Common Stock to participate proportionately in certain "qualifying sales" of Common Stock by C&D Fund III. Subject to certain qualifications, "qualifying sales" are sales by C&D Fund III of more than one million shares of Common Stock. Under the 1987 Registration and Participation Agreement, Holding must offer certain stockholders the right to purchase their pro rata share of Common Stock in connection with any proposed issuance of additional shares of Common Stock to C&D Fund III or any of its affiliates (other than persons who may be deemed affiliates solely by reason of being members of the management of the Company).

             Holders of the 15,000,000 shares of Common Stock purchased in the August 1990 private offering are entitled to the benefits of and are bound by the obligations set forth in the Registration and Participation Agreement dated as of August 13, 1990 (the "1990 Registration and Participation Agreement") among Holding, C&D Fund IV and those purchasers of such Common Stock (the "New Holders"). The registration rights are, however, expressly subordinate in nearly all respects to the registration rights granted to the Existing Holders with respect to the Common Stock that is covered by the 1987 Registration and Participation Agreement. The 1990 Registration and Participation Agreement provides, among other things, that New Holders of specified percentages of registrable Common Stock may initiate one or more registrations at Holding's expense, provided that the Existing Holders shall have the right to include their own shares of Common Stock in any such registration on a pro rata basis. In addition, if Holding proposes to register any equity securities, and certain conditions are met, New Holders will be entitled to include shares in the registration, provided that the Existing Holders shall have been given the opportunity to include all of their shares in such offering. The 1990 Registration and Participation Agreement does not entitle the New Holders to participate in sales of Common Stock by C&D Fund IV, but does give each New Holder the right to be offered additional shares of Common Stock if additional shares are proposed to be issued to C&D Fund IV or its affiliates.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             The Company's largest stockholders, C&D Fund III and C&D Fund IV, are private investment funds managed by CD&R. Amounts contributed to C&D Fund III and C&D Fund IV by the limited partners thereof are invested at the discretion of the general partner in the equity of corporations organized for the purpose of carrying out leveraged acquisitions involving the participation of management, or, in the case of C&D Fund
IV, in corporations where the infusion of capital coupled with the provision of managerial assistance by CD&R can be expected to generate returns on investments comparable to returns historically achieved in leveraged buy-out transactions. The general partner of C&D Fund III is Clayton & Dubilier
Associates III Limited Partnership, a Connecticut limited partnership ("Associates III"). The general partner of C&D
Fund IV is Clayton & Dubilier Associates IV Limited
Partnership, a Connecticut limited partnership ("Associates
IV"). B. Charles Ames, a principal of CD&R, a holder of an economic interest in Associates III and a general partner of Associates IV, also serves as Chairman of the Board of the Company. Andrall E. Pearson, a principal of CD&R and director of the Company, is a limited partner of Associates IV.
Michael G. Babiarz, a director of the company, is a professional employee of CD&R. Richard C. Dresdale, a director of the Company, is a limited partner of Associates
III. He was a professional employee of CD&R and was a limited partner of Associates IV until his withdrawal from CD&R and Associates IV effective March 1, 1994. He retains an economic interest in the investments in the Company by C&D Fund IV.

             CD&R receives an annual fee for management and financial consulting services provided to the Company and reimbursement of certain expenses. The consulting fees paid to CD&R were $150,000 in 1994 and $200,000 in each of the years 1992 and 1993.

             CD&R, C&D Fund III and the Company entered into an Indemnification Agreement on August 14, 1990, pursuant to which the Company agreed, subject to any applicable restrictions in the Prior Credit Agreement and the Subordinated Note Indenture, to indemnify CD&R, C&D Fund III, Associates III and their respective directors, officers, partners, employees, agents and controlling persons against certain liabilities arising under the federal securities laws and certain other claims and liabilities.

             CD&R, C&D Fund III, C&D Fund IV and the Company entered into a separate Indemnification Agreement, dated as of March 4, 1992, pursuant to which the Company agreed, subject to any applicable restrictions in the Senior Note Indenture, the Revolving Credit Agreement, the Subordinated Note Indenture, the 1987 Registration and Participation Agreement, and the 1990 Registration and Participation Agreement, to indemnify CD&R, C&D Fund III, C&D Fund IV, Associates III, Associates IV and their respective directors, officers, partners, employees, agents and controlling persons against certain liabilities arising under the federal securities laws and certain other claims and liabilities.

             Homeland has made temporary loans in 1993 and 1994 to certain members of management, in a maximum principal amount of $1,076,506, to enable such persons to make principal payments under loans from a third-party financial institution, which third-party loans were used solely to finance such persons' purchase of redeemable Common Stock of Holding. Such temporary loans are due July 21, 1995, and bear interest at a variable rate equal to the Company's Base Rate as determined by the Revolving Credit Agreement plus a margin of one percent per annum, and in any event no less than 11.5%. At April 14, 1995, $731,554 in aggregate principal amount of such loans was outstanding. In addition, the Company made a temporary loan in the aggregate principal amount of $200,000 to Mark S. Sellers, Executive Vice President-Finance, Treasurer, Chief Financial Officer and Secretary of the Company in connection with his relocation to Oklahoma and purchase of a new home.
The loan bears interest at 8.3% and is to be repaid with the equity in his former home. At April 14, 1995, $23,446 of this loan remains outstanding.

             On April 21, 1995, the Company made an offer to repurchase shares of its Common Stock owned by certain officers and employees of the Company at a cash purchase price of $0.50 per share, plus a warrant equal to the number of shares purchased with an exercise price of $0.50. However, such repurchases shall not exceed $600,000 in the aggregate (net of amounts to be repaid in respect of loans from the Company) and individual repurchases shall not exceed any outstanding loan balance that the officers or employees may have related to their purchase of Common Stock.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K

      The following documents are filed as part of this Report:

      (a)    Financial Statements and Financial Statement
             Schedules.

             1. Financial Statements. The Company's financial statements are included in this report following the signature pages. See Index to Financial Statements and Financial Statement Schedules on page F-1.

             2. Financial Statement Schedules. The Company's Financial Statement Schedules are included in this report following the signature pages. See Index to Financial Statements and Financial Statement Schedules on page F-1.

             3.  Exhibits.  See attached Exhibit Index on page
                 E-1.

      (b) Reports on Form 8-K. A report on Form 8-K was filed during the last quarter of the period covered by this Report disclosing the Company entering into a letter of intent with AWG to sell certain of its assets. The Form 8-K was dated November 29, 1994.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT


             The Company has previously furnished to the Commission its proxy material in connection with the 1994 annual meeting of security holders. No separate annual report was distributed to security holders covering the Company's last fiscal year. The Company intends to furnish to its security holders proxy material in connection with the 1995 annual meeting of security holders. The Company will furnish copies of such material to the Commission when it is sent to security holders.

                                   SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HOMELAND HOLDING CORPORATION


Date: April 24, 1995                    By: James A. Demme
                                            James A. Demme, President


             Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                         Title                          Date


B. Charles Ames                Chairman of the Board            April 21, 1995
B. Charles Ames


John A. Shields                Vice Chairman of the Board       April 21, 1995
John A. Shields


James A. Demme                 President, Chief Executive       April 24, 1995
James A. Demme                 Officer and Director
                               (Principal Executive Officer)


Mark S. Sellers                Executive Vice President/        April 24, 1995
Mark S. Sellers                Finance, Treasurer, C.F.O.
                               and Secretary (Principal
                               Financial Officer)


Mary Mikkelson                 Chief Accounting Officer,        April 24, 1995
Mary Mikkelson                 Assistant Treasurer and
                               Assistant Secretary
                               (Principal Accounting
                               Officer)

      Signature                          Title                        Date


Michael G. Babiarz             Director                         April 21, 1995
Michael G. Babiarz


                               Director                         April   , 1995
Bernard S. Black


Richard C. Dresdale            Director                         April 20, 1995
Richard C. Dresdale


Bernard Paroly                 Director                         April 20, 1995
Bernard Paroly


Andrall E. Pearson             Director                         April 19, 1995
Andrall E. Pearson


Edward H. Meyer                Director                         April 20, 1995
Edward H. Meyer

                         INDEX TO FINANCIAL STATEMENTS

                          HOMELAND HOLDING CORPORATION
                        Consolidated Financial Statements


Report of Independent Accountants  . . . . . . . . . . .   F-2
Consolidated Balance Sheets as of December 31, 1994
  and January 1, 1994  . . . . . . . . . . . . . . . . .   F-3
Consolidated Statements of Operations for the
  52 weeks ended December 31, 1994 and January 1, 1994,
  and the 53 weeks ended January 2, 1993 . . . . . . . .   F-5
Consolidated Statements of Stockholders' Equity for
  the 52 weeks ended December 31, 1994 and January 1,
  1994, and the 53 weeks ended January 2, 1993 . . . . .   F-6
Consolidated Statements of Cash Flows for the
  52 weeks ended December 31, 1994 and January 1,
  1994, and the 53 weeks ended January 2, 1993 . . .. . .  F-7
Notes to Consolidated Financial Statements  . . . . . . .  F-9

REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Homeland Holding Corporation


We have audited the accompanying consolidated financial statements of Homeland Holding Corporation and Subsidiary listed in the index on page F-1 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15, subsequent to the year ended December 31, 1994, the Company completed the sale of its warehouse and distribution center and 29 retail stores to Associated Wholesale Grocers, Inc. In connection with this transaction, the Company executed a Supplemental Indenture, incorporating certain amendments to its Senior Note Indenture, and replaced its Revolving Credit Agreement.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Holding Corporation and Subsidiary as of December 31, 1994 and January 1, 1994, and the consolidated results of their operations and their cash flows for the 52 weeks ended December 31, 1994 and January 1, 1994, and the 53 weeks ended January 2, 1993, in conformity with generally accepted accounting principles.

Coopers & Lybrand

New York, New York
March 24, 1995, except as to the
information presented in Note 15,
for which the date is April 21, 1995

                       HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                               CONSOLIDATED BALANCE SHEETS

                   (In thousands, except share and per share amounts)

                                     ASSETS (Note 3)

                                                                 December 31,    January 1,
                                                                     1994           1994
                                                                 ------------    ----------
Current assets:
  Cash and cash equivalents (Notes 2 and 4)                        $    339       $  2,194
  Receivables, net of allowance for uncollectible
   accounts of $2,690 and $2,034                                     12,235         15,828
  Receivable for taxes (Note 5)                                       2,270            -
  Inventories                                                        89,850         93,145
  Prepaid expenses and other current assets                           6,384          3,697
  Deferred tax assets (Note 5)                                          -            3,997
                                                                   --------       --------
     Total current assets                                           111,078        118,861

Property, plant and equipment:
  Land                                                               10,997         12,486
  Buildings                                                          29,276         30,335
  Fixtures and equipment                                             61,360         60,043
  Land and leasehold improvements                                    32,410         31,045
  Software                                                           17,876         17,410
  Leased assets under capital leases (Note 8)                        46,015         51,321
  Construction in progress                                            2,048          2,564
                                                                   --------       --------
                                                                    199,982        205,204

  Less accumulated depreciation
   and amortization                                                  82,603         67,509
                                                                   --------       --------
  Net property, plant and equipment                                 117,379        137,695

Excess of purchase price over fair
  value of net assets acquired, net
  of amortization of $830 and $717                                    2,475          3,815

Other assets and deferred charges                                     8,202         13,919
                                                                   --------       --------
     Total assets                                                  $239,134       $274,290
                                                                   ========       ========
                                                                                 Continued


                       The accompanying notes are an integral part of these consolidated financial statements.

                      HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   (In thousands, except share and per share amounts)

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 December 31,    January 1,
                                                                     1994           1994
                                                                 ------------    ----------
Current liabilities:
  Accounts payable - trade                                         $ 30,317       $ 29,485
  Salaries and wages                                                  1,925          2,746
  Taxes                                                               6,492          4,724
  Accrued interest payable                                            3,313          3,366
  Other current liabilities                                          15,050         15,656
  Current portion of long-term debt (Notes 3, 4 and 15)               2,250          6,000
  Current portion of obligations under capital
   leases (Note 8)                                                    7,828          3,334
                                                                   --------       --------
     Total current liabilities                                       67,175         65,311

Long-term obligations:
  Long-term debt (Notes 3, 4 and 15)                                145,000        135,750
  Obligations under capital leases (Note 8)                          11,472         17,807
  Other noncurrent liabilities                                        5,176          9,709
  Noncurrent restructuring reserve (Note 14)                          5,005           -
                                                                   --------       --------
     Total long-term obligations                                    166,653        163,266

Commitments and contingencies (Notes 7 and 11)                         -              -

Redeemable common stock, Class A, $.01 par value,
  3,864,211 shares at December 31, 1994 and 3,970,211
  shares at January 1, 1994, at redemption value
  (Notes 9 and 10)                                                    1,235          8,853

Stockholders' equity:
  Common stock (Note 9):
    Class A, $.01 par value, authorized - 40,500,000
     shares, issued - 31,604,989 shares at December 31,
     1994 and 31,498,989 at January 1, 1994,
     outstanding - 30,878,989 shares                                    316            315
  Additional paid-in capital                                         53,896         46,358
  Accumulated deficit                                               (48,398)        (7,753)
  Minimum pension liability adjustment (Note 7)                        -              (572)
  Treasury stock, 726,000 shares at December 31, 1994
   and 620,000 shares at January 1, 1994, at cost                    (1,743)        (1,488)
                                                                   --------       --------
     Total stockholders' equity                                       4,071         36,860
                                                                   --------       --------
     Total liabilities and stockholders' equity                    $239,134       $274,290
                                                                   ========       ========

                       The accompanying notes are an integral part of these consolidated financial statements.

                      HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except share and per share amounts)

                                                 52 weeks        52 weeks        53 weeks
                                                   ended           ended           ended
                                               December 31,     January 1,      January 2,
                                                   1994            1994            1993
                                               ------------     ----------      ----------
Sales, net                                       $785,121        $810,967         $830,964

Cost of sales                                     588,405         603,220          609,906
                                                 --------        --------         --------
  Gross profit                                    196,716         207,747          221,058

Selling and administrative expenses               193,643         190,483          199,547
Operational restructuring costs (Note 14)          23,205            -                -
                                                 --------        --------         --------
  Operating profit (loss)                         (20,132)         17,264           21,511

Gain on sale of plants                               -              2,618             -
Interest expense                                  (18,067)        (18,928)         (24,346)
                                                 --------        --------         --------
Income (loss) before income tax benefit
  (provision) and extraordinary items             (38,199)            954           (2,835)

Income tax benefit (provision) (Note 5)            (2,446)          3,252             (982)
                                                 --------        --------         --------
Income (loss) before extraordinary items          (40,645)          4,206           (3,817)

Extraordinary items, net of applicable
  income taxes of $0 and $219 (Note 3)               -             (3,924)            (877)
                                                 --------        --------         --------
Net income (loss)                                 (40,645)            282           (4,694)

Reduction in redemption value -
  redeemable common stock                           7,284            -                -
                                                 --------        --------         --------
Net income (loss) available to
  common stockholders                            $(33,361)       $    282         $ (4,694)
                                                 ========        ========         ========
Income (loss) before extraordinary
  items per common share                         $   (.96)       $    .12         $   (.11)
Extraordinary items per common share                  -              (.11)            (.02)
                                                 --------        --------         --------
Net income (loss) per common share               $   (.96)       $    .01         $   (.13)
                                                 ========        ========         ========
Weighted average shares outstanding            34,752,527      34,946,460       35,089,486
                                               ==========      ==========       ==========

                       The accompanying notes are an integral part of these consolidated financial statements.

/TABLE

                                        HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                    (In thousands, except share and per share amounts)


                                                                    Minimum
                                 Class A    Additional              Pension                        Total
                              Common Stock    Paid-in  Accumulated Liability    Treasury Stock Stockholders'
                           ------------------                                   --------------
                            Shares   Amount   Capital   Deficit    Adjustment  Shares     Amount    Equity
                            ------   ------  --------- ---------   ----------  ------    ------------------
Balance, December 28, 1991 31,063,989 $311    $45,314 $ (3,341)     $  -      185,000  $  (440)    $41,844

Purchase of treasury stock  301,000      3        722     -            -      301,000     (725)       -

Net loss                       -        -        -      (4,694)        -         -          -       (4,694)
                         ----------   ----    ------- --------      -----     -------  -------     -------
Balance, January 2, 1993 31,364,989    314     46,036   (8,035)        -      486,000   (1,165)     37,150

Purchase of treasury stock  134,000      1        322     -            -      134,000     (323)       -

Adjustment to recognize
  minimum liability            -        -        -        -          (572)       -          -         (572)

Net income                     -        -        -         282         -         -          -          282
                         ----------   ----    ------- --------      -----     -------  -------     -------
Balance, January 1, 1994 31,498,989    315     46,358   (7,753)      (572)    620,000   (1,488)     36,860

Purchase of treasury stock  106,000      1        254     -            -      106,000     (255)       -

Adjustment to eliminate
  minimum liability            -        -        -        -           572        -        -            572

Redeemable common stock
  reduction in redemption
  value                        -        -       7,284     -            -         -        -          7,284

Net loss                       -        -        -     (40,645)        -         -        -        (40,645)
                         ----------   ----    ------- --------      -----     -------  -------     -------
Balance, December 31, 199431,604,989  $316    $53,896 $(48,398)     $  -      726,000  $(1,743)    $ 4,071
                         ==========   ====    ======= ========      =====     =======  =======     =======



                                       The accompanying notes are an integral part
                                        of these consolidated financial statements.

/TABLE

              HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (In thousands, except share and per share amounts)

                                                       52 weeks      52 weeks    53 weeks
                                                         ended         ended       ended
                                                     December 31,   January 1,  January 2,
                                                         1994          1994        1993
                                                     ------------   ----------  ----------
Cash flows from operating activities:
  Net income (loss)                                   $(40,645)     $   282      $(4,694)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
    Depreciation and amortization                       17,458       16,797       16,135
    Amortization of financing costs                      1,443        1,484        1,858
    (Gain) loss on disposal of assets                      384       (2,284)       1,660
    Amortization of beneficial interest in operating
      leases                                               258          261          377
    Impairment of assets                                14,325          744         -
    Discount on note payable                              -            -            (500)
    Write-off of financing costs on long-term
      debt retired                                        -           1,148          371
    (Increase) decrease in deferred tax assets           3,997       (3,997)        -
    Provision for losses on accounts receivable          1,213           75        1,331
    Change in assets and liabilities:
      (Increase) decrease in receivables                 2,301       (1,131)      (1,989)
       (Increase) in receivable for taxes               (2,270)        -            -
      (Increase) decrease in inventories                 2,097        1,236       (2,645)
      (Increase) decrease in prepaid expenses and
        other current assets                            (2,687)        (862)         382
      (Increase) decrease in other assets and deferred charges 103     (238)     (10,510)
      Increase (decrease) in accounts payable -trade       832       (5,464)       1,656
      Decrease in salaries and wages                      (821)      (1,994)        (360)
      Increase (decrease) in taxes                       1,768       (3,629)         861
      Increase (decrease) in accrued interest payable      (53)      (1,102)       1,538
      Increase (decrease) in other current liabilities     (34)       7,371        2,933
      Increase in noncurrent restructuring reserve       5,005         -            -
      Increase (decrease) in other noncurrent liabilities (4,417)     4,301        2,830
                                                       -------      -------       ------
        Net cash provided by operating activities          257       12,998       11,234
                                                       -------      -------      -------
Cash flows from investing activities:
  Capital expenditures                                  (5,386)      (7,129)      (4,987)
  Cash received from sale of assets                      1,363        3,991        1,756
                                                       -------      -------      -------
        Net cash used in investing activities           (4,023)      (3,138)      (3,231)
                                                       -------       ------      -------
Cash flows from financing activities:
  Borrowings under senior secured floating
   rate notes                                             -            -          45,000
  Borrowings under senior secured fixed
   rate notes                                             -            -          75,000
  Payments on subordinated debt                           -         (47,750)     (12,250)
  Payments on term notes                                  -            -         (59,700)
  Borrowings under revolving credit loans               66,000      100,000        4,000
  Payments under revolving credit loans                (56,000)     (85,000)     (34,500)
  Net borrowings (payments) under swing loans           (3,500)       5,000         -
  Principal payments under notes payable                (1,000)      (1,250)      (1,500)
  Principal payments under capital lease obligations    (3,334)      (4,198)      (2,519)
  Payments to acquire treasury stock                      (255)        (323)        (725)
                                                       -------      -------      -------
        Net cash provided by (used in) financing activities  1,911  (33,521)      12,806
                                                       -------      -------      -------


                                                                               Continued

/TABLE

                       HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   (In thousands, except share and per share amounts)

                                                       52 weeks      52 weeks   53 weeks
                                                         ended         ended      ended
                                                      December 31,  January 1,   January 2,
                                                         1994          1994         1993
                                                      -----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents   $(1,855)    $(23,661)     $20,809

Cash and cash equivalents at beginning of period         2,194       25,855        5,046
                                                      --------     --------      -------
Cash and cash equivalents at end of period            $    339     $  2,194      $25,855
                                                      ========     ========      =======
Supplemental information:
  Cash paid during the period for interest            $ 16,642     $ 18,738      $20,411
                                                      ========     ========      =======
  Cash paid during the period for income taxes        $    236     $    890      $ 1,439
                                                      ========     ========      =======
Supplemental schedule of noncash investing activities:
  Capital lease obligations assumed                   $  1,493     $  3,218      $ 3,594
                                                      ========     ========      =======
  Capital lease obligations retired                   $   -        $     31      $   754
                                                      ========     ========      =======

































                       The accompanying notes are an integral part of these consolidated financial statements.

                       HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (In thousands, except share and per share amounts)


1.     Organization and Basis of Presentation:

       Homeland Holding Corporation, ("Holding"), a Delaware corporation, was incorporated on November 6, 1987, but had no operations prior to November 25, 1987. Effective November 25, 1987, Homeland Stores, Inc. ("Homeland"), a wholly-owned subsidiary of Holding, acquired substantially all of the net assets of the Oklahoma Division of Safeway Stores, Incorporated. Holding and its consolidated subsidiary, Homeland, are collectively referred to herein as the "Company".

       Holding has guaranteed substantially all of the debt issued by Homeland. Holding is a holding company with no significant operations other than its investment in Homeland. Separate financial statements of Homeland are not presented herein since they are identical to the consolidated financial statements of Holding in all respects except for stockholder's equity (which is equivalent to the aggregate of total stockholders' equity and redeemable common stock of Holding) which is as follows:

                                                         December 31,       January 1,
                                                             1994              1994
                                                        ------------        ----------
     Homeland Stockholder's equity:
       Common stock, $.01 par value,
         authorized, issued and
         outstanding 100 shares                                    1                 1
       Additional paid-in capital                             53,713            54,047
       Accumulated deficit                                   (48,408)           (7,763)
       Minimum pension liability adjustment                     -                 (572)
                                                             -------           -------
         Total Homeland stockholder's equity                 $ 5,306           $45,713
                                                             =======           =======

2.   Summary of Significant Accounting Policies:

     Fiscal year - The Company has adopted a fiscal year which ends on the Saturday nearest December 31.

     Basis  of  consolidation   -   The consolidated financial
     statements include the accounts of Homeland Holding Corporation and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue recognition - The Company recognizes revenue when its retail or wholesale divisions distribute groceries and related items to its customers.

     Concentrations of credit risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company places its temporary cash investments with high quality financial institutions. Concentrations of credit risk with respect to receivables are limited due to the diverse nature of those receivables, including a large number of retail and wholesale customers within the region and receivables from vendors throughout the country.

     Restricted Cash - At December 31, 1994, the Company had $467 of cash in an escrow account at United States Trust Company of New York. The cash is restricted for reinvestment in capital expenditures within 180 days of being deposited in the account or must be used to permanently pay down the Senior Notes (as subsequently defined under Note 3).

     Inventories - Inventories are stated at the lower of cost or market. Cost is determined on a first-in first-out basis primarily using the retail method.

     Property, plant and equipment - Property, plant and equipment obtained at acquisition are stated at appraised fair market value as of that date; whereas all subsequently acquired property, plant and equipment are stated at cost or, in the case of leased assets under capital leases, at cost or the present value of future lease payments. Depreciation and amortization, including amortization of leased assets under capital leases, are computed on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the lease.

     Depreciation and amortization for financial purposes are based on the following estimated lives:

                                                Estimated lives
                                                ---------------
         Buildings                                 10 - 40
         Fixtures and equipment                     5 - 12.5
         Leasehold improvements                       15
         Transportation equipment                   5 - 10
         Software                                   5 - 10
2.   Summary of Significant Accounting Policies, continued:

     The costs of repairs and maintenance are expensed as incurred, and the costs of renewals and betterments are capitalized and depreciated at the appropriate rates. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in the results of operations for that period.

     Excess of purchase price over fair value of net assets acquired - The excess of purchase price over fair value of net assets acquired is being amortized on a straight-line basis over 40 years. The net remaining balance of the excess of purchase price over fair value of net assets acquired is assessed periodically based on the estimated recoverable value related to the assets acquired. Approximately $250 was written off during 1994 as a result of this assessment. The net amount of the excess of purchase price over fair value of net assets acquired as of December 31, 1994, related to the 29 stores and stores to be closed in 1995 has been written off in 1994 as part of the operational restructuring costs (see Note 14).

     Other assets and deferred charges - Other assets and deferred charges consist primarily of financing costs amortized using the effective interest rate method over the term of the related debt and beneficial interests in operating leases amortized on a straight-line basis over the remaining terms of the leases, including all available renewal option periods.

     Net income (loss) per common share - Net income (loss) per common share is computed based on the weighted average number of shares, including shares of redeemable common stock outstanding during the period. Net income (loss) is reduced (increased) by the accretion to (reduction in) redemption value to determine the net income (loss) available to common stockholders.

     Cash and cash equivalents - For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

     Capitalized interest - The Company capitalizes interest as a part of the cost of acquiring and constructing certain assets. Interest costs of $35, $44, and $195 were capitalized in 1994, 1993 and 1992, respectively.


2.   Summary of Significant Accounting Policies, continued:

     Pre-opening costs - Costs associated with the opening of new stores are expensed in the year the stores are opened.

     Advertising Costs - Costs of advertising are expensed as incurred. Gross advertising costs for 1994, 1993 and 1992, respectively, were $13,615, $14,100 and $14,531.

     Income taxes - The Company accounts for income taxes on the liability method as required by Statement of Financial Accounting Standards No. 109. Accordingly, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future Federal income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities, net of applicable valuation allowances.

     Self-insurance reserves - The Company is self-insured for property loss, general liability and automotive liability coverage, and was self-insured for workers' compensation coverage until June 30, 1994, subject to specific retention levels. Estimated costs of these self-insurance programs are accrued at their present value based on projected settlements for claims using actuarially determined loss development factors based on the Company's prior history with similar claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

     Impact of Recently Issued Accounting Pronouncement - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Accounting for Postemployment Benefits" in November 1992. The adoption of this new standard in 1994, as required, did not have a material effect on the Company's consolidated results of operations or financial position.

     Reclassification - Certain reclassifications have been made to the 1993 consolidated financial statements to conform with the 1994 presentations.
3.   Long-term Debt:

     Prior to a March 1992 refinancing, the Company's long-term debt consisted of borrowings under a credit agreement ("Prior Credit Agreement") from a group of banks that included term notes and revolving credit loans (including a swing loan and certain letters of credit), subordinated notes, and a note payable issued as a result of an acquisition of certain stores.

     In March 1992, the Company entered into an Indenture with United States Trust Company of New York, as trustee, pursuant to which the Company issued $45,000 in aggregate principal amount of Series A Senior Secured Floating Rate Notes due 1997 (the "Old Floating Rate Notes") and $75,000 in aggregate principal amount of Series B Senior Secured Fixed Rate Notes due 1999 (the "Old Fixed Rate Notes", and collectively, the "Old Notes"). Certain proceeds from this issuance were used to repay all amounts outstanding under the Prior Credit Agreement, to repurchase $12,250 in aggregate principal amount of the subordinated notes at a purchase price of 110% of the principal amount and to make a prepayment of $1,500 on the note payable. In conjunction with the prepayment on the note payable, the Company issued a new $3,000 note.

     In October and November 1992, the Company exchanged a portion of its Series D Senior Secured Floating Rate Notes due 1997 and its Series C Senior Secured Fixed Rate Notes due 1999 (the "New Notes") for equal principal amounts of the Old Notes. The New Notes are substantially identical to the Old Notes, except that the offering of the New Notes was registered with the Securities and Exchange Commission. At the expiration of the exchange offer in November 1992, $33,000 in principal amount of the Old Floating Rate Notes and $75,000 in principal amount of the Old Fixed Rate Notes had been tendered and accepted for exchange and $12,000 of the Old Floating Rate Notes remain outstanding.

     Also in March 1992, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Union Bank of Switzerland, New York Branch ("UBS"), as agent and as lender, and any other lenders and other financial institutions thereafter parties thereto. As a result of the Company's redemption of the remaining outstanding Subordinated Notes on March 1, 1993, and satisfying certain other conditions, the Revolving Credit Agreement provides a commitment of up to $50,000 in secured revolving credit loans, including a swing loan and certain letters of credit.

3.     Long-term Debt, continued:

       On March 1, 1993, the Company redeemed all remaining outstanding subordinated notes ($47,750 principal amount), at the optional redemption price (including a premium of $2,776 or 5.8% of the outstanding principal amount) specified in the subordinated notes, together with accrued interest. The Company borrowed $32,000 under its Revolving Credit Agreement and used $21,000 of the remaining net proceeds from the issuance of the Old Notes to redeem the Subordinated Notes.

       As a result of the March 1993 redemption and the March 1992 refinancing, the Company incurred the following extraordinary gains and losses:

                                                            1993           1992
                                                            ----           ----
         Premium on redemption/repurchase
           of the Company's 15.5%
           Subordinated Notes due
           November 1, 1997                              $(2,776)       $(1,225)
         Unamortized financing costs
           relating to the redemption/
           repurchase of the Company's
           15.5% Subordinated Notes
           due November 1, 1997                           (1,148)          (371)
         Discount for prepayment of $1,500
           on the $5,000 note payable                        -              500
                                                         -------        -------
             Extraordinary loss before
               income tax effect                          (3,924)        (1,096)
         Applicable income tax                               -              219
                                                         -------        -------
             Net extraordinary loss                      $(3,924)       $  (877)
                                                         =======        =======

       Long-term debt at year end consists of:
                                                       December 31,        January 1,
                                                           1994               1994
                                                       ------------        ----------
       Notes payable*                                     $    750          $  1,750
       Senior Notes Series A**                              12,000            12,000
       Senior Notes Series D**                              33,000            33,000
       Senior Notes Series C**                              75,000            75,000
       Revolving credit loans***                            26,500            20,000
                                                          --------          --------
                                                           147,250           141,750
       Less current portion                                  2,250             6,000
                                                          --------          --------
       Long-term debt due after
         one year                                         $145,000          $135,750
                                                          ========          ========
/TABLE

       * The Company executed a note payable in 1991 for the purchase of fixed assets related to the acquisition of five stores. The $3,000 note issued in connection with the refinancing is due in annual installments and matures on March 1, 1995. Interest payments are due quarterly at an annual rate of 9%. The note is collateralized by the assets purchased.

       ** The Series A and Series D Senior Secured Floating Rate Notes mature on February 27, 1997. Interest payments are due quarterly and bear interest at the applicable LIBOR rate, as defined in the Indenture (9.0625% at December 31, 1994). The Series C Senior Secured Fixed Rate Notes mature on March 1, 1999. Interest payments are due semiannually at an annual rate of 11.75%. The notes are collateralized by substantially all of the consolidated assets of the Company except for accounts receivable and inventories.

             The notes, among other things, require the maintenance of adjusted consolidated net worth and the maintenance of a consolidated fixed charge coverage ratio, both as defined, limit the incurrence of additional indebtedness, provide for mandatory prepayment of the Senior Floating Rate Notes in an amount equal to 80% of excess cash flow, as defined, upon certain conditions and limit the payment of dividends. At December 31, 1994, the Company was not in compliance with the adjusted consolidated net worth and the fixed charge coverage ratio covenants. The Senior Noteholders waived compliance with these covenants through June 30, 1995. See Note 15--Subsequent Events.

       *** The Revolving Credit Agreement with UBS provides a commitment up to $50,000 in revolving credit loans (including a swing loan and certain letters of credit). As of December 31, 1994, $26,500 was outstanding under the agreement, including $1,500 borrowed under the swing loan. Borrowings under the Revolving Credit Agreement bear interest at the UBS Base Rate plus 1.5% or at an adjusted Eurodollar Rate plus 2.5%, which rates are subject to increase upon certain conditions. The rates in effect at December 31, 1994 were 10.0% for borrowings under the swing loan and 8.875% for Eurodollar borrowings. Commitment fees paid in 1994 and 1993 for the unused portion of the Revolving Credit Agreement were
             $111  and  $142,  respectively.   Eurodollar   borrowings
3.     Long-term Debt, continued:

             outstanding at December 31, 1994 were $20,000. The swing loan is due on demand and all borrowings under the Revolving Credit Agreement mature no later than February 25, 1997. The Revolving Credit Agreement, among other things, requires the maintenance of EBITDA, leverage ratio, coverage ratio and net worth, all as defined, and limits the Company's net capital expenditures and incurrence of additional indebtedness and limits the payment of dividends. The notes are collateralized by accounts receivable and inventories of the Company. At December 31, 1994, the Company was not in compliance with the EBITDA, leverage ratio, coverage ratio and net worth covenants. The lenders waived compliance with these covenants through June 30, 1995. See Note 15--Subsequent Events.

       Aggregate maturities of long-term debt outstanding at December 31, 1994 are as follows:

             1995                                    $  2,250
             1996                                        -
             1997                                      70,000
             1998                                        -
             1999                                      75,000
                                                     --------
                                                     $147,250
                                                     ========
4.     Fair Value of Financial Instruments:

       The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amount and fair value of financial instruments as of December 31, 1994 and January 1, 1994 are as follows:

                                          December 31, 1994        January 1, 1994
                                          -----------------        ---------------
                                       Carrying      Fair      Carrying     Fair
                                        Amount       Value      Amount      Value
                                        -------      ------     -------     ------
       Assets:
         Cash and Cash
             Equivalents                   $339        $339      $2,194     $2,194
       Liabilities:
         Long-Term Debt                 147,250     141,250     141,750    147,750

       Cash and cash equivalents - The carrying amounts of this item is a reasonable estimate of its fair value due to its short-term nature.

       Long-term debt - The fair value of publicly traded debt (the Senior Secured Notes) is valued based on quoted market values. The amount reported in the balance sheet for the remaining long term debt approximates fair value based on quoted market prices of comparable instruments or by discounting expected cash flows at rates currently available for debt of the same remaining maturities.

5.     Income Taxes:

       The components of the income tax benefit (provision) for fiscal 1994, 1993 and 1992 were as follows:

                                                        1994          1993         1992
                                                        ----          ----         ----
       Federal:
        Current - AMT                                 $ 1,551       $  (36)        $(763)
        Deferred                                       (3,997)       3,288            -
                                                      -------       ------         -----
       Total income tax benefit
          (provision)                                 $(2,446)      $3,252         $(763)
                                                      =======       ======         =====

       A reconciliation of the income tax benefit (provision) at the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                                       1994          1993         1992
                                                       ----          ----         ----
       Federal income tax at statutory
        rate                                          $13,370       $1,010        $1,337
       Net operating loss generated                   (13,234)        (967)       (1,289)
       AMT in excess of regular tax                       -            (36)         (763)
       AMT loss carryback                               1,551           -             -
       (Increase) reversal of prior
        valuation allowance                            (3,997)       3,288            -
       Other - net                                       (136)         (43)          (48)
                                                      -------       ------        ------
          Total income tax benefit
            (provision)                               $(2,446)      $3,252        $ (763)
                                                      =======       ======        ======
/TABLE

       The Company has an income tax receivable amounting to $1,551, due to the recognition of a tax benefit from its year ended December 31, 1994 for net alternative minimum tax operating losses that were carried back to prior tax years.

       The components of deferred tax assets and deferred tax liabilities are as follows:

                                                        December 31,        January 1,
                                                            1994               1994
                                                        ------------        ----------
       Current assets (liabilities):
          Allowance for uncollectible
             receivables                                     $    942          $   692
          Termination of Borden supply
             agreement                                            789              -
          Operational restructuring reserve                     5,918              -
          Other                                                  (800)            (501)
                                                             --------          -------
             Net current deferred tax assets                    6,849              191
                                                             --------          -------
       Noncurrent assets (liabilities):
          Property, plant and equipment                        (4,577)          (4,635)
          Gain on sale of plants                                  -              1,327
          Self-insurance reserves                               3,183            3,667
          Operational restructuring reserve                     1,745              -
          Net operating loss carryforward                       7,048            1,581
          AMT credit carryforwards                                507            1,835
          Other                                                 1,320               31
                                                             --------          -------
             Net noncurrent deferred tax
               assets                                           9,226            3,806

                                                             --------          -------
          Total net deferred assets                            16,075            3,997
          Valuation allowance                                 (16,075)            -
                                                             --------          -------
         Net deferred tax assets                             $   -             $ 3,997
                                                             ========          =======

       A valuation allowance was established in the fourth quarter of fiscal 1994 to entirely offset the net deferred tax assets due to the uncertainty of realizing the future tax benefits, of which $3,997 related to net deferred tax assets carried forward from the prior year.

       At December 31, 1994, the Company had the following operating loss and tax credit carryforwards available for tax purposes:

                                                                         Expiration
                                                             Amount         Dates
                                                             ------         -----
       Federal regular tax net
        operating loss carryforwards                        $20,139        2002-2009
       Federal AMT credit carryforwards
        against regular tax                                 $   507       indefinite
       Federal tax credit carryforwards
        (Targeted Jobs Credit)                              $   815        2003-2009

       The Internal Revenue Service ("IRS") concluded a field audit of the Company's income tax returns for the fiscal years 1990, 1991 and 1992. On January 31, 1994, the IRS issued a Revenue Agent's Report for those fiscal years proposing adjustments that would result in additional taxes of $1,589 (this amount is net of any available operating loss carryforwards which would be eliminated under the proposed adjustment). The Company filed its protest with the IRS Appeals Office on June 14, 1994. The IRS Appeals Office is currently in the process of reviewing the Company's protest. The major proposed adjustment involves the allocation of the initial purchase price of the Company to inventory. The Company believes that it has meritorious legal defenses to the proposed adjustments and intends to vigorously protest the assessment. Management has analyzed all of the matters and has provided for amounts which it currently believes are adequate.

6.     Incentive Compensation Plan:

       The Company has bonus arrangements for store management and other key management personnel. During 1994, 1993, and 1992, approximately $1,939, $2,900, and $2,319, respectively, was charged to costs and expenses for such bonuses.

7.     Retirement Plans:

       Effective January 1, 1988, the Company adopted a non-contributory, defined benefit retirement plan for all executive and administrative personnel. Benefits are based on length of service and career average pay with the Company.
       The Company's funding policy is to contribute an amount equal to or greater than the minimum funding requirement of the

       Employee Retirement Income Security Act of 1974, but not in excess of the maximum deductible limit. Assets were held in short-term investment mutual funds during 1994 and 1993.

       In accordance with the provisions of Statement of Financial Accounting Standards No. 87 - "Employers' Accounting for Pensions", the Company recorded an additional minimum liability at January 1, 1994 representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability. The additional liability was offset by intangible assets to the extent of previously unrecognized prior service cost. Amounts in excess of previously unrecognized prior service cost were recorded as a $572 reduction of stockholders' equity in 1993. During 1994, additional contributions were made to the plan resulting in the fair value of plan assets being in excess of the accumulated benefit obligation. The entry made in 1993 to stockholders' equity was reversed in 1994.

       Net pension cost consists of the following:

                                                    1994     1993      1992
                                                    ----     ----      ----
       Service cost                                  $709     $663      $659
       Interest cost                                  366      293       222
       Loss (return) on assets                         63     (319)       17
       Net amortization and deferral                 (419)      43      (230)
                                                     ----     ----      ----
           Net periodic pension cost                 $719     $680      $668
                                                     ====     ====      ====


       The funded status of the plan and the amounts recognized in the Company's balance sheet at December 31, 1994 and January 1, 1994 consist of the following:

                                                              1994                1993
                                                             -----                ----
       Actuarial present value of benefit
         obligations:
           Vested benefits                                 $(4,499)            $(4,102)
           Non-vested benefits                                (151)               (156)
                                                           -------             -------
             Accumulated benefit
               obligations                                 $(4,650)            $(4,258)
                                                           =======             =======

 7.   Retirement Plans, continued:

                                                              1994                1993
                                                              ----               -----
       Projected benefit obligations                       $(5,441)            $(5,159)
       Plan assets at fair value                             4,960               3,847
                                                           -------             -------
       Projected benefit obligations in
         excess of plan assets                                (481)             (1,312)
       Unrecognized prior service cost                        (144)                (90)
       Unrecognized net loss from past
         experience different from that
         assumed and changes in actuarial
         assumptions                                         1,340               1,564
       Adjustment to recognize minimum
        liability                                             -                   (572)
                                                           -------             -------
       Net pension asset (liability)
         recognized in statement of
         financial position                                $   715             $  (410)
                                                           =======             =======

       For 1994, a discount rate of 7 1/2% was used for the determination of net periodic pension cost and 9% for the determination of plan disclosure at the end of the plan year. For 1993, a discount rate of 7 1/2% was used. A long term rate of return of 9% was used for both 1994 and 1993. For 1994, assumed annual rates of future compensation increases ranging from 3 1/2% to 5 1/2% (graded by age) were used for the determination of net periodic pension cost and rates ranging from 5% to 7% (graded by age) were used for the plan disclosures at the end of the plan year. For 1993, assumed annual rates of future compensation increases ranging from 3 1/2% to 5 1/2% (graded by age) were used. The prior service cost is being amortized on a straight-line basis over approximately 13 years.

       The Company also contributes to various union-sponsored, multi-employer defined benefit plans in accordance with the collective bargaining agreements. The Company could, under certain circumstances, be liable for the Company's unfunded vested benefits or other costs of these multi-employer plans. The allocation to participating employers of the actuarial present value of vested and nonvested accumulated benefits in multi-employer plans as well as net assets available for benefits is not available and, accordingly, is not presented. The costs of these plans for 1994, 1993 and 1992 were $3,309, $3,565, and $3,766, respectively.
 7.    Retirement Plans, continued:

       Effective January 1, 1988, the Company adopted a defined
       contribution   plan   covering   substantially   all non-union
       employees of the Company. Prior to 1994, the Company contributed a matching 50% for each one dollar the participants contribute in pre-tax matched contributions. Participants may contribute from 1% to 6% of their pre-tax compensation which was matched by the Company. Participants may make additional contributions of 1% to 6% of their pre-tax compensation, but such contributions were not matched by the Company. Effective January 2, 1994, the plan was amended to allow a discretionary matching contribution formula based on the Company's operating results. The cost of this plan for 1994, 1993, and 1992, was $0, $425, and $616, respectively.

8.     Leases:

       The Company leases substantially all of its retail store properties under noncancellable agreements, the majority of which range from 15 to 25 years. These leases, which include both capital leases and operating leases, generally are subject to six five-year renewal options. Most leases also require the payment of taxes, insurance and maintenance costs and many of the leases covering retail store properties provide for additional contingent rentals based on sales. Leased assets under capital leases consists of the following:

                                                December 31,               January 1,
                                                    1994                      1994
                                                ------------               ----------
             Buildings                             $21,616                  $24,438
             Equipment                               8,340                    9,803
             Beneficial interest
               in capital leases                    16,059                   17,080
                                                   -------                  -------
                                                    46,015                   51,321
             Accumulated amortization               21,010                   17,054
                                                   -------                  -------
             Net leased assets                     $25,005                  $34,267
                                                   =======                  =======

       Future minimum lease payments under capital leases and noncancellable operating leases as of December 31, 1994 are as follows:

                                                       Capital           Operating
         Fiscal Year                                   Leases              Leases
       -------------                                  --------           ---------
           1995                                         $ 9,084           $ 9,312
           1996                                           4,134             8,833
           1997                                           2,846             8,304
           1998                                           2,136             5,829
           1999                                           1,707             5,482
           Thereafter                                    10,404            45,756
                                                        -------           -------
           Total minimum obligations                     30,311           $83,516
                                                                          =======
           Less estimated interest                       11,011
                                                        -------
           Present value of net minimum
             obligations                                 19,300
           Less current portion                           7,828
                                                        -------
           Long-term obligations under
             capital leases                             $11,472
                                                        =======

       Rent expense is as follows:
                                            1994            1993            1992
                                            ----            ----            ----
       Minimum rents                       $12,560         $12,642         $12,788
       Contingent rents                        178             214             265
                                           -------         -------         -------
                                           $12,738         $12,856         $13,053
                                           =======         =======         =======

9.     Common Stock:

       Holding has agreed to repurchase shares of stock held by management investors under certain conditions (as defined), such as death, retirement, or permanent disability.

       Pursuant to requirements of the Securities and Exchange
       Commission, the shares of Class A common stock held by management investors have been presented as redeemable common stock and excluded from stockholders' equity.
       The changes in the number of shares outstanding and the value of the redeemable common stock is as follows:

                                                                  Shares        Amount
                                                                  ------        ------
        Balance, December 28, 1991                               4,405,211       $10,616
          Repurchase of common stock                              (301,000)         (725)
          Management stock loans                                      -             (421)
                                                                 ---------       -------
        Balance, January 2, 1993                                 4,104,211         9,470
          Repurchase of common stock                              (134,000)         (323)
          Increase in management
            stock loans (see note 10)                                 -             (294)
                                                                 ---------       -------
        Balance, January 1, 1994                                 3,970,211         8,853
          Repurchase of common stock                              (106,000)         (255)
          Reduction in redemption value                               -           (7,284)
          Increase in management stock                                -              (79)
                                                                 ---------       -------
            loans (see note 10)

        Balance, December 31, 1994                               3,864,211       $ 1,235
                                                                 =========       =======

       The shares of redeemable common stock are reported on the balance sheets at redemption value, which is the estimated fair market value of the stock. In 1994, the reduction in redemption value has been reflected as an increase in additional paid-in capital.

       Holding also has 40,500,000 shares of Class B nonvoting common stock authorized at December 31, 1994 and January 1, 1994 with a $.01 par value. No shares were issued or outstanding at either December 31, 1994 or January 1, 1994.

10.    Related Party Transactions:

       Clayton, Dubilier & Rice, Inc., a private investment firm of which three directors of the Company are employees, received $150 in 1994 and $200 annually during 1993 and 1992, for financial advisory and consulting services.

       The Company made loans during 1994 and 1993 to certain members of management and key employees for principal payments on their loans made by the credit union in connection with their purchase of common stock. The loans bear interest at a variable rate equal to the Company's prime lending rate plus 1.0%. Loans outstanding at December 31, 1994 and January 1, 1994 were $794 and $715, respectively, and are shown in the consolidated balance sheet as a reduction in the redeemable common stock. The loans mature in 1995.

11.   Commitments and Contingencies:

       Effective January 1, 1989, the Company implemented stock appreciation rights plans for certain of its hourly union and non-union employees as well as salaried employees. Effective as of November 4, 1989, the Company implemented a similar stock appreciation rights plan for its Teamster union employees. Participants in the plans are granted at specified times "appreciation units" which, upon the occurrence of certain triggering events, entitle them to receive cash payments equal to the increase in value of a share of the common stock from the date of the plan's establishment. It is uncertain whether such triggering events will occur.

       Effective October 1, 1991, the Company entered into an outsourcing agreement whereby an outside party provides virtually all of the Company's EDP requirements and assumed substantially all of the Company's existing hardware and software leases and related maintenance agreements. The ten year agreement calls for minimum annual service charges, increasing over its term, as well as other variable charges. Future minimum annual service charges under the agreement as of December 31, 1994 aggregate $30,653. The agreement is cancelable by either party subject to a penalty that declines over the term of the agreement.

       Effective May 26, 1992, the Company entered into an outsourcing agreement whereby an outside party provides transportation of grocery and other supermarket products from the Company's distribution facilities to the Company's stores and other locations designated by the Company. The agreement is effective through March 1997. Payments under the agreement are determined based on miles traveled in accordance with predetermined rates. During 1994 and 1993, the Company paid $6,473 and $7,367, respectively, for services received.

       The Company has entered into employment contracts with certain key executives providing for the payment of minimum salary and bonus amounts in addition to certain other benefits in the event of termination of the executives or change of control of the Company.

       In conjunction with the sale to AWG, three class grievances have been filed by the United Food and Commercial Workers of North America ("UFCWNA") and have been submitted to binding arbitration under the terms of the Labor Agreement. The grievances involve: (i) the question of whether a special
11.    Commitments and Contingencies, continued:

       termination pay provision in the Labor Agreement is triggered by the sale to AWG; (ii) the application of the severance pay provision in the Labor Agreement; and (iii) calculation of accrued but unused vacation pay due employees at the time of termination. The maximum aggregate amount being sought pursuant to the grievances is $5.1 million. The arbitrations will be held during May through July. The Company believes that its position on these grievances will be upheld by the arbitrator and that the disposition of these grievances through arbitration will not have a material adverse effect on the Company's financial position.

       The Company is also a party to various lawsuits arising in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations and cash flows.

       The Company has outstanding at December 31, 1994, $7,345 in letters of credit which are not reflected in the accompanying financial statements. The letters of credit are issued under the Revolving Credit Agreement and the Company paid fees of $195 and $97 in 1994 and 1993, respectively.

12.    Sale of Plants:

       In November 1993 the Company entered into an asset purchase agreement with Borden, Inc. ("Borden") whereby certain of the Company's milk and ice cream processing equipment and certain other assets and inventory relating to its milk and ice cream plants was sold. In connection with the sale, the Company entered into a seven-year agreement with Borden under which Borden would supply all of the Company's requirements for most of its dairy, juice and ice cream products and the Company agreed to purchase minimum volumes of products. The Company recognized a gain on the sale of personal property in the amount of $2,618. A $4,000 payment received in connection with the supply agreement was deferred and was to be recognized as earned over the term of the supply agreement.

       In December 1994, the Company entered into a settlement agreement with Borden whereby the seven-year supply agreement entered into in November 1993 was terminated and a temporary supply agreement for a maximum period of 120 days was entered into. As part of the settlement agreement, the Company repaid $1,650 plus interest in December 1994 and must make another
12.    Sale of Plants, continued:

       payment of $1,650 plus interest upon termination of the temporary supply agreement. The Company has made arrangements with another dairy supplier to begin supplying its dairy and ice cream requirements in April 1995.

13.    Fourth Quarter Adjustment:

       In the fourth quarter of 1994, the Company made an adjustment to increase its workers compensation accruals by $5,000. This increase was due to an increase in the actuarially projected ultimate costs of the self-insured plans, reflecting increases in claims and related settlements.

14.    Restructuring:

       In accordance with a strategic plan approved by the Board of Directors in December 1994, the Company entered into an agreement with Associated Wholesale Grocers, Inc. ("AWG") on February 6, 1995, pursuant to which the Company has agreed to sell 29 of its stores and its warehouse and distribution center to AWG for a purchase price of $45 million plus the value of the inventory in the 29 stores and the warehouse, subject to certain possible purchase price adjustments. In connection with this agreement, the Company will enter into a seven year supply agreement pursuant to which AWG will be the Company's primary supplier for the remaining stores. The AWG sale closed on April 21, 1995. The Company plans to use the net proceeds from the transaction to reduce its indebtedness under both the Senior Notes and the Revolving Credit Agreement.

       The Company also plans to close 15 under-performing stores during 1995. The Company plans to sell certain stores or lease some stores to other retailers and in some cases seek to abandon certain leases and dispose of any equipment in the most productive manner. The Company intends to buy-out operating and capital leased equipment related to the closed stores from current lessors and dispose of them in the same manner. Five stores were closed in February 1995 and two in March 1995.

       In connection with the sale of 29 stores and the warehouse facility to AWG and the closing of stores, the Company recorded a $23,205 charge in the fourth quarter of fiscal 1994. The major components of the restructuring charge are summarized as follows:
14.    Restructuring, continued:

        Write-down of inventory to
            estimated realizable value                    $4,479

        Write-down of prepaid expenses and
            other current assets associated with
            the AWG Transaction                              898

        Write-down of net property, plant and
            equipment associated with closed stores,
            net of estimated proceeds                      7,402

        Write-down of unamortized beneficial
            leaseholds, transportation outsourcing
            costs and other deferred charges               3,132

        Write-down of unamortized excess of
            purchase price over fair value of
            net assets acquired associated with
            the stores sold to AWG or closed                 977

        Expenses associated with the planned
            store closings, primarily occupancy
            costs from closing date to lease
            termination or sublease date                   8,319

        Expenses associated with the AWG
            Transaction, primarily service and
            equipment contract cancellation fees           5,649

        Estimated severance costs associated
            with the AWG Transaction
            (see below)                                    5,624

        Legal and consulting fees associated
            with the AWG Transaction                       6,217

        Net gain on sale of property, plant and
            equipment to AWG                             (19,492)
                                                        --------
                    Total restructuring charges         $ 23,205
                                                        ========

       The estimated severance costs accrued during the fourth quarter are for approximately 165 non-union employees and approximately 1,360 union employees whose employment will be
14.    Restructuring, continued:

       terminated in connection with the sale of 29 stores and the warehouse facility to AWG. Approximately $1.0 million of severance costs are expected to be incurred subsequent to fiscal 1994 in connection with the planned store closings. These severance costs have not been accrued in fiscal 1994 since the affected employees were not notified prior to December 31, 1994.

       Approximately $1,300 of bank fees, noteholder fees and premium for early extinguishment of debt are expected to be incurred subsequent to fiscal 1994 in connection with the restructuring of debt discussed in Note 15. In addition, approximately $1,400 of refinancing costs previously capitalized are expected to be written off subsequent to fiscal 1994 when a portion of the debt is extinguished early. These costs have not been accrued in fiscal 1994 since the extinguishment of debt has not yet occurred.

       As of December 31, 1994, the Company had paid approximately $1,312 of legal and consulting fees associated with the AWG Transaction. The asset write-downs described above, aggregating $16,888, have been reflected in their respective balance sheet account classifications as of December 31, 1994. The remaining charges, aggregating $5,005, have been included in the consolidated balance sheet at December 31, 1994 under the caption Noncurrent restructuring reserve.

       In connection with the sale of 29 stores and the warehouse and distribution center to AWG, $29,375 net book value of property, plant and equipment is held for resale at December 31, 1994. In addition, $2,200 net book value of property, plant and equipment related to the 15 stores to be closed in 1995 is held for resale at December 31, 1994.

       The separately identifiable revenue and store contribution to operating profit (loss) related to the stores being sold to AWG or closed and expenses related to the warehouse facility are as follows:

                                          1994             1993            1992
                                       -----------      -----------     -----------
       Sales, net                         $253,221        $262,440        $271,061

       Store contribution to
        operating profit (loss)
        before allocation of administrative
        and advertising expenses             7,795           9,854          12,170

       Warehouse expenses                   12,455          11,080          12,132

       Under the AWG supply agreement, the ongoing costs of warehousing will be built into the cost of goods purchased from AWG.

15.    Subsequent Events:

       On April 13, 1995, the Company received consents for certain amendments to the Senior Note Indenture from a majority of the holders of Senior Notes. The amendments include, among other things, (a) increasing the interest rate on each series of Notes by one-half of one percent (0.5%) per annum; (b) amending, adding and deleting certain financial covenants and related definitions under the Senior Note Indenture (including modifying the Consolidated Fixed Charge Coverage Ratio covenant, adding a new Debt-to-EBITDA ratio and a new Capital Expenditures covenant, deleting the Adjusted Consolidated Net Worth covenant) to reflect the Company's size, operations and financial position following the AWG Transaction. Until the consent was approved, the Company had obtained a waiver from the Senior Noteholders waiving compliance with certain financial covenant requirements in effect as of December 31, 1994 through June 30, 1995. On April 21, 1995, the Company and United States Trust Company of New York, as trustee for the holders of the Senior Notes, entered into a supplemental indenture effecting these amendments.

       The Company replaced its current Revolving Credit Agreement with a revised revolving facility (the "Amended and Restated Revolving Credit Agreement") on April 21, 1995. The Amended and Restated Revolving Credit Agreement is with National Bank of Canada, ("NBC") as agent and as lender, Heller Financial, Inc. and any other lenders thereafter parties thereto. The Amended and Restated Revolving Credit Agreement provides a commitment of up to $25 million in secured revolving credit loans, including certain letters of credit. The Amended and Restated Revolving Credit Agreement permits borrowings (a) to refinance the previous Revolving Credit Agreement, (b) for working capital needs and (c) to issue standby letters of credit and documentary letters of credit. Borrowings under the Amended and Restated Revolving Credit Agreement bear interest at the NBC Base Rate plus 1.5% for the first year (10.5% as of April 21, 1995). Subsequent year's interest rates will be dependent upon the Company's earnings but will not exceed NBC base rate plus 2.0%. All borrowings under the amended and Restated Revolving Credit Agreement are subject

15.    Subsequent Events, continued:

       to a borrowing base and mature no later than February 27, 1997, with the possibility of extending the maturity date to March 31, 1998 if the Company's Series A Senior Secured Floating Rate Notes due February 27, 1997, are extended or refinanced on terms acceptable to NBC. The Amended and Restated Credit Agreement, among other things, requires the maintenance of leverage and coverage ratios as defined, and limits the Company's net capital expenditures and incurrence of additional indebtedness and limits the payment of dividends. The notes are collateralized by accounts receivable and inventories of the Company.

       The AWG sale described in Note 14 closed on April 21, 1995, on the same basis as described within Note 14.

       On April 21, 1995, the Company made an offer to repurchase shares of its Common Stock owned by certain officers and employees of the Company at a cash purchase price of $0.50 per share, plus a warrant equal to the number of share purchased with an exercise price of $0.50. However, such repurchases shall not exceed $600,000 in the aggregate (net of amounts to be repaid in respect of loans from the Company) and individual repurchases shall not exceed any outstanding loan balance that the officers or employees may have related to their purchase of Common Stock.

                                    EXHIBIT INDEX



Exhibit No.         Description


   3a Restated Certificate of Incorporation of Homeland Holding Corporation ("Holding"), dated August 2, 1990. (Incorporated by reference to Exhibit 3a to Form 10-Q for quarterly period ended September 8, 1990)

   3b By-laws of Holding, as amended and restated on November 14, 1989 and further amended on September 23, 1992. (Incorporated by reference to Exhibit 3b to Form 10-Q for quarterly period ended June 19, 1993)

   3c Restated Certificate of Incorporation of Homeland Stores, Inc. ("Homeland"), dated March 2, 1989. (Incorporated by reference to Exhibit 3c to Form 10-K for fiscal year ended December 31, 1988)

   3d By-laws of Homeland, as amended and restated on November 14, 1989 and further amended on September 23, 1992. (Incorporated by reference to Exhibit 3d to Form 10-Q for quarterly period ended June 19, 1993)

   4a Indenture, dated as of November 24, 1987, among Homeland, The Connecticut National Bank ("CNB"), as Trustee, and Holding, as Guarantor. (Incorporated by reference to Exhibit 4a to Form S-1 Registration Statement, Registration No. 33-22829)

  4a.1 First Supplement to Indenture, dated as of August 15, 1988, among Homeland, CNB and Holding.
                    (Incorporated by reference to Exhibit 4a.1 to Form S-1 Registration Statement, Registration No. 33-22829)

   4b Purchase Agreement, dated November 24, 1987, among Homeland, Holding and initial purchasers of Subordinated Notes. (Incorporated by reference to Exhibit 4b to Form S-1 Registration Statement, Registration No. 33-22829)
   4c Form of Registration Rights Agreement, dated as of November 24, 1987, among Homeland, Holding and initial purchasers of Subordinated Notes. (Incorporated by reference to Exhibit 4c to Form S-1 Registration Statement, Registration No. 33-22829)

   4d Indenture, dated as of March 4, 1992, among Homeland, United States Trust Company of New York ("U.S.Trust"), as Trustee, and Holding, as Guarantor. (Incorporated by reference to Exhibit 4d to form 10-K for fiscal year ended December 28, 1991)

  4d.1 First Supplement to Indenture, dated as of June 17, 1992, among Homeland, Holding and U.S. Trust. (Incorporated by reference to Exhibit 4d.1 to Form S-1 Registration Statement, Registration No. 33-48862)

  4d.3 Partial Release of Collateral, dated as of May 22, 1992, by U.S. Trust, as Collateral Trustee, in favor of Homeland. (Incorporated by reference to Exhibit 4d.3 to Form S-1 Registration
                    Statement, Registration No. 33-48862)

   4e Form of Purchase Agreement, dated as of March 4, 1992, among Homeland and initial purchasers of Senior Notes. (Incorporated by reference to Exhibit 4e to Form 10-K for fiscal year ended December 28, 1991)

   4f Form of Registration Rights Agreement, dated as of March 4, 1992, among Homeland and the initial purchasers of Senior Notes. (Incorporated by reference to Exhibit 4f to Form 10-K for fiscal year ended December 28, 1991)

   10a Asset Purchase Agreement, dated as of September 15, 1987. (Incorporated by reference to Exhibit 10a to Form S-1 Registration Statement,
                    Registration No. 33-22829)

  10b              First Amendment to Asset Purchase Agreement,
                    dated November 24, 1987. (Incorporated by reference to Exhibit 10b to Form S-1 Registration Statement, Registration No. 33-22829)

   10c              Stock Subscription Agreement, dated as of
                    November 24, 1987, between Holding and The
                    Clayton & Dubilier Private Equity Fund III
                    Limited Partnership. (Incorporated by reference to Exhibit 10c to Form S-1 Registration
                    Statement, Registration No. 33-22829)

   10e Purchase Agreement for Safeway Brand Products, dated as of November 24, 1987, between Homeland and Safeway. (Incorporated by reference to Exhibit 10e to Form S-1 Registration Statement, Registration No. 33-22829)

   10f Manufacturing and Supply Agreement, dated as of November 24, 1987, between Homeland and Safeway. (Incorporated by reference to Exhibit 10f to Form S-1 Registration Statement, Registration No. 33-22829)

   10g Form of Common Stock Purchase Agreement, dated November 24, 1987, between Holding and certain institutional investors. (Incorporated by reference to Exhibit 10g to Form S-1 Registration Statement, Registration No. 33-22829)

   10h       (1)    Form of Management Stock Subscription Agreement,
                    dated as of October 20, 1988, between Holding and the purchasers named therein, involving purchase of Holding common stock for cash. (Incorporated by reference to Form 10-K for fiscal year ended
                    December 31, 1988)

  10h.1      (1)    Form of Management Stock Subscription Agreement,
                    dated as of October 20, 1988, between Holding and the purchasers named therein, involving purchase of Holding common stock using funds held under purchasers' individual retirement accounts.
                    (Incorporated by reference to Form 10-K for fiscal year ended December 31, 1988)

  10h.2      (1)    Form of Management Stock Subscription Agreement,
                    dated as of November 29, 1989, between Holding and the purchasers named therein, involving purchase of Holding common stock for cash.
                    (Incorporated by reference to Form 10-K for fiscal year ended December 30, 1989)

  10h.3      (1)    Form of Management Stock Subscription Agreement,
                    dated as of November 29, 1989, between Holding and the purchasers named therein, involving purchase of Holding common stock using funds held under purchasers' individual retirement accounts.
                    (Incorporated by reference to Form 10-K for fiscal year ended December 30, 1989)

  10h.4      (1)    Form of Management Stock Subscription Agreement
                    dated as of August 14, 1990, between Holding and the purchasers named therein, involving purchase of Holding common stock for cash. (Incorporated herein by reference to Exhibit 10h.4 to Form 10-K for fiscal year ended December 29, 1990)

  10h.5      (1)    Form of Management Stock Subscription Agreement
                    dated as of August 14, 1990, between Holding and the purchasers named therein, involving purchase of Holding common stock using funds held under purchasers' individual retirement accounts.
                    (Incorporated herein by reference to Exhibit
                    10h.5 to Form 10-K for fiscal year ended December
                    29, 1990)

  10i.1 Form of Registration and Participation Agreement, dated as of November 24, 1987, among Holding, The Clayton & Dubilier Private Equity Fund III Limited Partnership, and initial purchasers of Common Stock. (Incorporated by reference to Exhibit 10i to Form S-1 Registration Statement, Registration No. 33-22829)

 10i.2             1990 Registration and Participation Agreement
                    dated as of August 13, 1990, among Homeland
                    Holding Corporation, Clayton & Dubilier Private Equity Fund IV Limited Partnership and certain stockholders of Homeland Holding Corporation. (Incorporated by reference to Exhibit 10y to Form 10-Q for quarterly period ended September 8,
                    1990)

  10i.3             Form of Store Managers Stock Purchase Agreement.
                    (Incorporated by reference to Exhibit 10z to Form 10-Q for quarterly period ended September 8,
                    1990)

   10j              Indenture, dated as of November 24, 1987.
                    (Incorporated by reference to Exhibit 10j to Form S-1 Registration Statement, Registration No.
                    33-22829)

  10j.1 First Supplement to Indenture, dated as of August 15, 1988. (Incorporated by reference to Exhibit 10j.1 to Form S-1 Registration Statement,
                    Registration No. 33-22829)

   10k Form of Purchase Agreement, dated November 24, 1987, among Homeland, Holding and initial purchasers of Subordinated Notes (Filed as Exhibit 4b). (Incorporated by reference to
                    Exhibit 10k to Form S-1 Registration Statement, Registration No. 33-22829)

   10l Form of Registration Rights Agreement, dated as of November 24, 1987, among Homeland, Holding and initial purchasers of Subordinated Notes. (Incorporated by reference to Exhibit 10l to Form S-1 Registration Statement, Registration No. 33-22829)

   10q       (1)    Homeland Profit Plus Plan, effective as of
                    January 1, 1988.  (Incorporated by reference to
                    Exhibit 10q to Form S-1 Registration Statement,
                    Registration No. 33-22829)

 10q.1      (1)    Homeland Profit Plus Plan, effective as of
                    January 1, 1989  (Incorporated by reference to
                    Exhibit 10q.1 to Form 10-K for the fiscal year ended December 29, 1990)

   10r Homeland Profit Plus Trust, dated March 8, 1988, between Homeland and the individuals named therein, as Trustees. (Incorporated by reference to Exhibit 10r to Form S-1 Registration
                    Statement, Registration No. 33-22829)

  10r.1 Homeland Profit Plus Trust, dated January 1, 1989, between Homeland and Bank of Oklahoma, N.A., as Trustee (Incorporated by reference to Exhibit 10r.1 to Form 10-K for the fiscal year ended December 29, 1990)

   10s       (1)    1988 Homeland Management Incentive Plan.
                    (Incorporated by reference to Exhibit 10s to Form
                    S-1 Registration Statement, Registration No.
                    33-22829)

  10s.1      (1)    1989 Homeland Management Incentive Plan.
                    (Incorporated by reference to Exhibit 10s.1 to
                    Form 10-K for fiscal year ended December 31,
                    1988)

  10s.2      (1)    1990 Homeland Management Incentive Plan.
                    (Incorporated by reference to Exhibit 10s.2 to Form S-1 Registration Statement, Registration No.
                    33-48862)

  10s.3      (1)    1991 Homeland Management Incentive Plan.
                    (Incorporated by reference to Exhibit 10s.3 to Form S-1 Registration Statement, Registration No.
                    33-48862)

  10s.4      (1)    1992 Homeland Management Incentive Plan.
                    (Incorporated by reference to Exhibit 10s.4 to Form S-1 Registration Statement, Registration No.
                    33-48862)

     10s.5    (1)    1993 Homeland Management Incentive Plan.
                     (Incorporated by reference to Exhibit 10s.5 to
                     Form 10-K for fiscal year ended January 1, 1994)
    10s.6*    (1)    1994 Homeland Management Incentive Plan.

      10t     (1)    Form of Homeland Employees' Retirement Plan,
                     effective as of January 1, 1988. (Incorporated by reference to Exhibit 10t to Form S-1
                     Registration Statement, Registration No.
                     33-22829)

     10t.1    (1)    Amendment No. 1 to Homeland Employees' Retirement
                     Plan effective January 1, 1989. (Incorporated herein by reference to Form 10-K for fiscal year ended December 30, 1989)

     10t.2    (1)    Amendment No. 2 to Homeland Employees' Retirement
                     Plan effective January 1, 1989. (Incorporated herein by reference to Form 10-K for fiscal year ended December 30, 1989)

     10t.3    (1)    Third Amendment to Homeland Employees' Retirement
                     Plan effective as of January 1, 1988.
                     (Incorporated herein by reference to Exhibit
                     10t.3 to Form 10-K for fiscal year ended December
                     29, 1990)

     10t.4    (1)    Fourth Amendment to Homeland Employees'
                     Retirement Plan effective as of January 1, 1989.
                     (Incorporated herein by reference to Exhibit
                     10t.4 to Form 10-K for the fiscal year ended
                     December 28, 1991)

      10u     (1)    Employment Agreement, dated as of January 11,
                     1988, between Homeland and Jack M. Lotker.
                     (Incorporated by reference to Exhibit 10u to Form
                     S-1 Registration Statement, Registration No. 33-
                     22829)

      10v            UFCW Stock Appreciation Rights Plan of Homeland.
                     (Incorporated by reference to Exhibit 10v to Form 10-Q for quarterly period ended March 25, 1989)

    10v.1           Stock Appreciation Rights Plan of Homeland for
                     Non-Union Employees. (Incorporated by reference to Exhibit 10v.1 to Form 10-Q for quarterly period ended March 25, 1989)

     10v.2           Teamsters Stock Appreciation Rights Plan of
                     Homeland. (Incorporated by reference to Exhibit 10v.2 to Form S-1 Registration Statement,
                     Registration No. 33-48862)

     10v.3           BC&T Stock Appreciation Rights Plan of Homeland.
                     (Incorporated by reference to Exhibit 10v.3 to Form S-1 Registration Statement, Registration No. 33-48862)

      10w     (1)    Employment Agreement, dated as of September 26,
                     1989, between Homeland and Max E. Raydon.
                     (Incorporated by reference to Exhibit 10w to Form
                     10-Q for quarterly period ended September 9,
                     1989)

      10x Indemnification Agreement, dated as of August 14, 1990, among Holding, Homeland, Clayton & Dubilier, Inc. and The Clayton & Dubilier Private Equity Fund III Limited Partnership. (Incorporated by reference to Exhibit 10x to Form 10-Q for quarterly period ended September 8,
                     1990)

      10y            Indenture, dated as of March 4, 1992, among
                     Homeland, United States Trust Company of New
                     York, as Trustee, ("U.S. Trust") and Holding, as Guarantor. (Filed as Exhibit 4d)

     10y.1 First Supplement to Indenture, dated as of June 17, 1992, among Homeland, Holding and U.S. Trust. (Filed as Exhibit 4d.1)

      10z Form of Purchase Agreement, dated as of March 4, 1992, among Homeland, Holding and the initial purchasers of Senior Notes. (Filed as Exhibit
                     4e).

    10aa            Form of Registration Rights Agreement, dated as
                     of March 4, 1992, among Homeland and the initial purchasers of Senior Notes. (Filed as Exhibit
                     4f).

     10bb Form of Parent Pledge Agreement, dated as of March 4, 1992, made by Holding in favor of U.S. Trust, as collateral trustee for the holders of the Senior Notes. (Incorporated by reference to Exhibit 10bb to Form 10-K for the fiscal year ended December 28, 1991)

     10cc Revolving Credit Agreement, dated as of March 4, 1992, among Homeland, Holding, Union Bank of Switzerland, New York Branch, as Agent and lender, and any other lenders and other financial institutions thereafter parties thereto. (Incorporated by reference to Exhibit 10cc to Form 10-K for the fiscal year ended December 28,
                     1991)

    10cc.1 Letter Waiver (Truck Sale), dated as of May 19, 1992, among Homeland, Holding, UBS, as agent, and the other lenders and financial institutions parties to the Revolving Credit Agreement. (Incorporated by reference to Exhibit 10cc.1 to Form S-1 Registration Statement, Registration No. 33-48862)

    10cc.2 Form of Amendment Agreement, dated as of June 15, 1992, among Homeland, Holding, UBS, as agent, and the other lenders and financial institutions parties to the Revolving Credit Agreement. (Incorporated by reference to Exhibit 10cc.2 to Form S-1 Registration Statement, Registration No. 33-48862)

    10cc.3 Form of Second Amendment Agreement, dated as of September 23, 1992, among Homeland, Holding, UBS, as agent, and the other lenders and financial institutions parties to the Revolving Credit Agreement. (Incorporated by reference to Exhibit 10cc.3 to Form S-1 Registration Statement, Registration No. 33-48862)

    10cc.4 Third Amendment Agreement, dated as of February 10, 1993, among Homeland, Holding, UBS, as agent, and the other lenders and financial institutions parties to the Revolving Credit Agreement.

    10cc.5 Fourth Amendment Agreement, dated as of June 8, 1993, among Homeland, Holding, UBS, as agent, and the other lenders and financial institutions parties to the Revolving Credit Agreement. (Incorporated by reference to Exhibit 10cc.5 to Form 10-Q for the quarterly period ended June 19,
                     1993)

    10cc.6 Fifth Waiver and Amendment Agreement, dated as of April 14, 1994, among Homeland, Holding, UBS, as agent, and the other lenders and financial institutions parties to the Revolving Credit Agreement. (Incorporated by reference to Exhibit 10cc.6 to Form 10-K for the fiscal year ended January 1, 1994)

    10cc.7* Sixth Waiver and Amendment Agreement, dated as of February 7, 1995, among Homeland, Holding, UBS, as agent, and the other lenders and financial institutions parties to the Revolving Credit Agreement.

     10dd Agreement for Systems Operations Services, effective as of October 1, 1991, between Homeland and K-C Computer Services, Inc. (Incorporated by reference to Exhibit 10dd to Form 10-K for the fiscal year ended December 28, 1991)

    10dd.1 Amendment No. 1 to Agreement for Systems Operations Services, dated as of September 10, 1993, between Homeland and K-C Computer Services, Inc. (Incorporated by reference to Exhibit 10dd.1 to Form 10-K for the fiscal year ended January 1,
                     1994)

    10ee            Form of Indemnification Agreement, dated as of
                     March 4, 1992, among Homeland, Holding, Clayton
                     & Dubilier, Inc., The Clayton & Dubilier Private Partnership Equity Fund III Limited Partnership, and The Clayton & Dubilier Private Equity Fund IV Limited Partnership. (Incorporated by reference to Exhibit 10ee to Form 10-K for the fiscal year ended December 28, 1991)

     10ff Product Transportation Agreement, dated as of March 18, 1992, between Homeland and Drake Refrigerated Lines, Inc. (Incorporated by reference to Exhibit 10ff to Form 10-K for the fiscal year ended December 28, 1991)

     10gg Assignment and Pledge Agreement, dated March 5, 1992, made by Homeland in favor of Manufacturers Hanover Trust Company. (Incorporated by reference to Exhibit 10gg to Form 10-K for the fiscal year ended December 28, 1991)

     10hh Transportation Closure Agreement Summary, dated May 28, 1992, between Homeland and the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America. (Incorporated by reference to Exhibit 10hh to Form S-1 Registration Statement, Registration No. 33-48862)

     10ii     (1)    Description of terms of employment with Mark S.
                     Sellers.  (Incorporated by reference to Exhibit
                     10ii to Form 10-K for the fiscal year ended
                     January 2, 1993)

     10jj     (1)    Settlement Agreement, dated as of July 26, 1993,
                     between Homeland and Donald R. Taylor.
                     (Incorporated by reference to Exhibit 10jj to
                     Form 10-K for the fiscal year ended January 1,
                     1994)

    10kk     (1)    Executive Officers Medical/Life Insurance Benefit
                     Plan effective as of December 9, 1993.
                     (Incorporated by reference to Exhibit 10kk to Form 10-K for the fiscal year ended January 1,
                     1994)

     10ll     (1)    Employment Agreement, dated as of August 11,
                     1994, between Homeland and Max E. Raydon.
                     (Incorporated by reference to Exhibit 10ll to Form 10-Q for the quarterly period ended
                     September 10, 1994)

     10mm     (1)    Employment Agreement, dated as of August 11,
                     1994, between Homeland and Jack M. Lotker.
                     (Incorporated by reference to Exhibit 10mm to Form 10-Q for the quarterly period ended
                     September 10, 1994)

     10nn     (1)    Employment Agreement, dated as of August 11,
                     1994, between Homeland and Steve Mason.
                     (Incorporated by reference to Exhibit 10nn to Form 10-Q for the quarterly period ended
                     September 10, 1994)

     10oo     (1)    Employment Agreement, dated as of August 11,
                     1994, between Homeland and Al Fideline.
                     (Incorporated by reference to Exhibit 10oo to Form 10-Q for the quarterly period ended
                     September 10, 1994)

     10pp Letter of Intent, executed on November 30, 1994, between Homeland and Associated Wholesale
                     Grocers, Inc. (Incorporated by reference to Exhibit 10pp to Form 8-K dated November 29, 1994)

    10pp.1* Asset Purchase Agreement, dated as of February 6, 1995, between Homeland and Associated Wholesale Grocers, Inc.

    10qq            Solicitation Statement, dated April 4, 1995.
                     (Incorporated by reference to Exhibit 10qq to Form 8-K dated April 4, 1995)

     10rr*    (1)    Employment Agreement, dated as of November 22,
                     1994, between Homeland and James A. Demme.

     10ss*    (1)    Settlement Agreement, dated as of December 31,
                     1994, between Homeland and Max E. Raydon.

     10tt*    (1)    Employment Agreement, dated as of January 30,
                     1995, between Homeland and Mark S. Sellers.

      22 Subsidiaries. (Incorporated by reference to Exhibit 22 to Form S-1 Registration Statement, Registration No. 33-22829)

      24*            Consent of Coopers & Lybrand, L.L.P.

      27*            Financial Data Schedule.

      99a Press release issued by Homeland on November 30, 1994. (Incorporated by reference to Exhibit 99a to Form 8-K dated November 29, 1994)

      99b Unaudited Summary Financial Data for the 52 weeks ended December 31, 1994. (Incorporated by reference to Exhibit 99b to Form 8-K dated
                     November 29, 1994)