Form 10-K/A
period 1994-12-31
HOMELAND HOLDING CORP
filed 1995-05-08
CIK 835582

SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	FORM 10-K/A

	AMENDMENT No. 1

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






	HOMELAND HOLDING CORPORATION

	FORM 10-K/A

	AMENDMENT No. 1

	FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994


	TABLE OF CONTENTS

								Page


EXPLANATION........................................	 1

SIGNATURES.........................................	II-1

EXHIBIT INDEX......................................	 E-1
	Exhibit 10s.6



































	i


	HOMELAND HOLDING CORPORATION

	FORM 10-K/A

	AMENDMENT No. 1

	FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994


Explanation

		This Amendment No. 1 to the Form 10-K/A is being filed because Exhibit 10s.6 "1994 Homeland Management Incentive
Plan" did not get transmitted correctly through EDGAR when originally filed.





	SIGNATURES


		Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


						HOMELAND HOLDING CORPORATION


Date: May  8, 199	 		By:     James A. Demme
                             James A. Demme, President





	EXHIBIT INDEX



Exhibit No.	Description


		3a		Restated Certificate of Incorporation of
Homeland Holding Corporation ("Holding"), dated
August 2, 1990.  (Incorporated by reference to
Exhibit 3a to Form 10-Q for quarterly period ended September 8, 1990)

		3b		By-laws of Holding, as amended and restated on
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

















			II-1








				E-2





			II-1

Exhibit No.    Description






				E-3

Exhibit No.    Description




(1)	Management contract or compensatory plan.



Exhibit No.    Description




(1)  Management contract or compensatory plan.



Exhibit No.    Description






*  Filed herewith.

(1) Management contract or compensatory plan.



Exhibit No.    Description





(1) Management contract or compensatory plan.



Exhibit No.    Description






				E-13

Exhibit No.    Description





*  Filed herewith.



Exhibit No.    Description





(1) Management contract or compensatory plan.



Exhibit No.    Description






				E-11

Exhibit No.    Description






*  Filed herewith.

(1) Management contract or compensatory plan.