Form 10-Q
period 1995-03-25
HOMELAND HOLDING CORP
filed 1995-05-10
CIK 835582

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)

[  X  ]   Quarterly Report Under Section 13 or  15(d)  of  the
Securities
       Exchange Act of 1934
       For the quarterly period ended:  March 25, 1995

                                  OR


[    ]   Transition Report Pursuant to Section 13 or 15(d)  of
the Securities
       Exchange Act of 1934
       For the transition period from        to


Commission file No.:  33-48862


                 HOMELAND HOLDING CORPORATION
    (Exact name of registrant as specified in its charter)


       Delaware                                      73-1311075
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 dentification No.)


                     400 N.E. 36th Street
                Oklahoma City, Oklahoma 73l25
    (Address of principal executive offices)   (Zip Code)


                        (405) 557-5500
     (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 1995.

Class A Common Stock, including redeemable common stock: 32,86
4,112 shares
                 Class B Common Stock:  None














                PART I - FINANCIAL INFORMATION








Item 1.     Financial Statements
         HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 CONSOLIDATED BALANCE SHEETS

      (In thousands, except share and per share amounts)

                            ASSETS

                                               March 25, December 31,
                                                 1995        1994
(Unaudited)
Current assets:
Cash and cash equivalents                      $  2,644   $    339
Receivables, net of allowance for uncollectible
 accounts of $2,216 and $2,690                    7,992     12,235
Receivables for taxes                             1,551      2,270
Inventories                                      79,968     89,850
Prepaid expenses and other current assets         4,699      6,384

  Total current assets                           96,854    111,078

Property, plant and equipment:
Land                                             10,997     10,997
Buildings                                        29,276     29,276
Fixtures and equipment                           61,373     61,360
Land and leasehold improvements                  32,410     32,410
Software                                         17,876     17,876
Leased assets under capital leases               46,015     46,015
Construction in progress                          2,133      2,048

                                                200,080    199,982

Less accumulated depreciation
 and amortization                                85,927     82,603

Net property, plant and equipment               114,153    117,379

Excess of purchase price over fair
value of net assets acquired, net
of amortization of $856 and $830                  2,449      2,475

Other assets and deferred charges                 7,761      8,202

  Total assets                                 $221,217   $239,134

                                                        Continued




          The accompanying notes are an integral part
                 of these financial statements.
          HOMELAND HOLDING CORPORATION AND SUBSIDIARY
             CONSOLIDATED BALANCE SHEETS, Continued

       (In thousands, except share and per share amounts)

              LIABILITIES AND STOCKHOLDERS' EQUITY
                                                      March 25, December 31,
                                                         1995       1994
                                                         (Unaudited)
Current liabilities:
Accounts payable - trade                              $ 25,694    $ 30,317
Salaries and wages                                       2,401       1,925
Taxes                                                    6,992       6,492
Accrued interest payable                                 1,401       3,313
Other current liabilities                               13,711      15,050
Current portion of long-term debt                        1,525       2,250
Current portion of obligations under capital
 leases                                                  7,834       7,828

  Total current liabilities                             59,558      67,175

Long-term obligations:
Long-term debt                                         140,027     145,000
Obligations under capital leases                        10,208      11,472
Other noncurrent liabilities                             4,595       5,176
Noncurrent restructuring reserve                         3,546       5,005

  Total long-term obligations                          158,376     166,653

Commitments and contingencies                      -          -

Redeemable common stock, Class A, $.01 par value,
3,409,211 shares at March 25, 1995 and 3,864,211
shares at December 31, 1994, at redemption value
                                                         1,068       1,235
Stockholders' equity:
Common stock
  Class A, $.01 par value, authorized - 40,500,000
   shares, issued - 32,059,989 shares at March 25,
   1995 and 31,604,989 shares at December 31, 1994
   outstanding - 30,878,989 shares                         321         316
Additional paid-in capital                              54,120      53,896
Accumulated deficit                                    (50,254)    (48,398)
Treasury stock, 1,181,000 shares at March 25, 1995
and 726,000 shares at December 31, 1994, at cost        (1,972)     (1,743)

  Total stockholders' equity                             2,215       4,071

  Total liabilities and stockholders' equity  $221,217   $239,134

          The accompanying notes are an integral part of these financial statements.

          HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS

       (In thousands, except share and per share amounts)
                            (Unaudited)

                                              12 weeks    12 weeks
                                               ended       ended
                                              March 25,   March 26,
                                                1995         1994

Sales, net                                    $178,009    $184,837

Cost of sales                                  135,485     137,699

Gross profit                                    42,524      47,138

Selling and administrative                      39,969      42,017

Operating profit                                 2,555       5,121

Interest expense                                 4,411       4,007

Income (loss) before income taxes               (1,856)      1,114

Income tax expense                                -            707

Net income (loss)                             $ (1,856)   $    407

Net income (loss) per common share            $   (.05)   $    .01

Weighted average shares outstanding          34,651,117 34,783,617

















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
Stock                Stockholders'
                     Shares  Amount Capital  Deficit    Adjustment          Shares
Amount                Equity


Balance,    January   1,   199431,498,989   $315$46,358$(7,753)$(572)      620,000
$(1,488)          $36,860

Purchase   of   treasury  stock106,000      1     254    -         -       106,000
(255)                -

Adjustment to reduce
  minimum liability  -       -     -      -       572      -      -       572

Net  income            -        -      -        407      -            -          -
407

Balance,   March   26,   199431,604,989   $316$46,612$(7,346)$    -        726,000
$(1,743)          $37,839



Balance,    December   31,   199431,604,989$316$53,896$(48,398)$    -      726,000
$(1,743)          $ 4,071

Purchase   of   treasury  stock455,000      5     224    -         -       455,000
(229)                -

Net  loss              -        -      -     (1,856)     -            -          -
(1,856)

Balance,   March   25,  199532,059,989   $321$54,120$(50,254)$    -      1,181,000
$(1,972)          $ 2,215








                       The accompanying notes are an integral part
                              of these financial statements.

          HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

       (In thousands, except share and per share amounts)
                          (Unaudited)

                                                 12 weeks  12 weeks
                                                  ended     ended
                                                March 25,  March 26,
                                                   1995      1994
Cash flows from operating activities:
 Net income (loss)                              $(1,856)  $   407
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                   3,681    3,791
   Amortization of financing costs                   334      331
   (Gain) on disposal of assets                     (27)     (27)
   Amortization of beneficial interest in operating
     leases                                           60       60
   Change in assets and liabilities:
     Decrease in receivables                       4,305       72
     Decrease in receivable for taxes                719      -
     Decrease in inventories                       9,649      865
      (Increase)  decrease in prepaid expenses  and  other  current
assets                                             1,685     (75)
      (Increase)  decrease  in other assets  and  deferred  charges
(51) 203
     Decrease in accounts payable - trade        (4,623)    (909)
      Increase (decrease) in salaries and wages                 476
(596)
     Increase in taxes                               500    1,004
     Decrease in accrued interest payable        (1,912)  (2,220)
      Increase (decrease) in other current liabilities      (1,339)
381
      Decrease in noncurrent restructuring reserve          (1,459)
- -
       Increase   (decrease)   in  other   noncurrent   liabilities
(554)                                       53

        Net  cash provided by operating activities            9,588
3,340

Cash flows used in investing activities:
 Capital expenditures                               (98)    (895)

       Net cash used in investing activities        (98)    (895)

Cash flows used by financing activities:
 Borrowings under revolving credit loans          20,440    9,000
 Payments under revolving credit loans          (25,413)  (7,000)
 Net borrowings (payments) under swing loans          25  (4,250)
 Principal payments under notes payable            (750)  (1,000)
  Principal payments under capital lease obligations        (1,258)
(868)
 Payments to acquire treasury stock                (229)    (255)

       Net cash used by financing activities     (7,185)  (4,373)

Net  increase (decrease) in cash and cash equivalents         2,305
(1,928)

Cash  and cash equivalents at beginning of period               339
2,194

Cash and cash equivalents at end of period       $ 2,644  $   266

Supplemental information:
  Cash paid during the period for interest       $ 5,990  $ 5,856


          The accompanying notes are an integral part
                 of these financial statements.
         HOMELAND HOLDING CORPORATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)


1.   Basis   of   Preparation   of  Consolidated   Financial
     Statements.

     The accompanying unaudited consolidated financial statements of Homeland Holding Corporation and Subsidiary (the "Company") reflect all adjustments consisting only of normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 1994 and the notes thereto.

2.   Accounting Policies.

     The policies of the Company are summarized in the consolidated financial statements of the Company for the 52 weeks ended December 31, 1994 and the notes thereto.

3.   Restructuring:

     In accordance with a strategic plan approved by the Board of Directors in December 1994, the Company entered into an agreement with Associated Wholesale Grocers, Inc. ("AWG") on February 6, 1995, pursuant to which the Company sold 29 of its stores and its warehouse and distribution center to AWG. In connection with this strategic plan, the Company also plans to close fifteen under-performing stores during 1995, seven of which were closed during the first quarter of 1995. During the first quarter of 1995, the Company paid $1,459 of costs associated with the operational restructuring as follows:


                                        Operational
                        Operational    restructuring   Operational
                       restructuring   costs paid in  restructuring
                          reserve at    the 12 weeks endedreserve
at
                     December 31, 1994    March 25, 1995 March 25,
1995

Expenses associated with the
 planned store closings,
 primarily occupancy costs
 from closing date to lease
  termination or sublease date  $8,319      $(393)              $
7,926

Expenses associated with the AWG
 Transaction, primarily service
 and equipment contract
  cancellation fees             5,649         -                 5
,649

Estimated severance costs
 associated with the AWG
  Transaction                   5,624        (678)              4
,946

Legal and consulting fees
 associated with the
  AWG Transaction               4,905        (388)              4
,517

Net gain on sale of property,
  plant and equipment to AWG     (19,492)     -                 (
19,492)

   Operational restructuring
      reserve                   $  5,005  $(1,459)              $
3,546



 The separately identifiable revenue and store contribution to operating profit related to the stores being sold to AWG or closed and expenses related to the warehouse facility are as follows:


                                   12 weeks      12 weeks
                                    ended         ended
                                   March 25,    March 26,
                                     1995         1994

     Sales, net                    $54,722       $60,029

     Store contribution to
       operating profit before
       allocation of administrative
       and advertising expenses      2,002         2,574

     Warehouse expenses              2,945         2,767

Item 2.   Management's  Discussion and Analysis  of  Financial
          Condition and Results of Operations


Results of Operations


         Comparison of Twelve Weeks Ended March 25, 1995  with
Twelve Weeks Ended March 26, 1994.

         Sales. Net sales for the 12 weeks ended March 25, 1995 decreased 3.7% over the net sales of the corresponding period of 1994. The decrease in net sales was due in part to the closing of five stores which occurred in the first week of February 1995. These stores were closed pursuant to the Company's plan to close certain underperforming stores. The decrease in net sales was also due to increased competition in the Company's market area resulting from additional store openings of Wal-Mart Stores, Inc. ("Wal-Mart") supercenter stores and Albertson's Inc. stores during 1994. There were 11 new Wal-Mart supercenter stores opened in the Company's market area during 1994.

         Net sales for the 12 weeks ended March 25, 1995 for the Company's comparable stores decreased 1.8% over the corresponding prior period due primarily to competitors' store openings in the Company's market area.

         Cost and Expenses. Gross profit as a percentage of sales for the 12 weeks ended March 25, 1995 decreased to 23.9% compared to 25.5% for the corresponding period of 1994. The decrease in gross profit margin is due to increased promotional pricing in response to the increased competition in the Company's market area in an effort to remain price competitive and retain market share. The decrease was also due to lower vendor retail allowances than in the corresponding period of 1994. During the first quarter of 1994, additional emphasis was placed on obtaining vendor retail allowances, which resulted in the Company's receiving more such allowances during such period than in the first quarter of 1995. In addition, the availability of vendor allowances in the first quarter of 1995 was adversely affected by the pending sale of the Company's warehouse and certain stores (see Part II-Item 5 "Other Information").

        Selling and administrative expenses as a percentage of sales decreased to 22.5% for the 12 weeks ended March 25, 1995 from 22.7% for the comparable prior period. This decrease was due in part to a decrease in advertising expenses during the first quarter of 1995 as compared to the prior year. In the first quarter of 1994 a special game promotion was run which resulted in additional advertising cost which did not recur in 1995. The decrease is also due to a reduction in consulting fees during the first quarter of 1995 compared to the prior year. Consulting fees were higher during 1994 due to the work being performed to pursue the Company's strategic plan to sell certain of its assets (see Part II-Item 5 "Other Information").

         Operating Income. Operating income for the 12 weeks ended March 25, 1995 decreased to $2.6 million compared to $5.1 million in the corresponding period of 1994. This decrease was the result of the decrease in sales and gross profit margin offset in part by the decrease in selling and administrative expenses.

         Interest Expense. Interest expense for the 12 weeks ended March 25, 1995 increased to $4.4 million from $4.0 million in the corresponding period of 1994, due to higher interest rates in the first quarter of 1995 compared to the first quarter of 1994.

         Income Tax Provision. No income tax provision was recorded for the 12 weeks ended March 25, 1995 as the Company is projecting a taxable loss for fiscal 1995. The income tax provision for the 12 weeks ended March 26, 1994 was $707,000.

         Income or Loss. The Company recorded a net loss of $1.9 million for the 12 weeks ended March 25, 1995, compared to net income of $407,000 for the comparable prior period, due to the decrease in sales and gross profit margin and the increase in interest expense, offset in part by the decrease in selling and administrative expenses.

Liquidity and Capital Resources

         The major sources of liquidity for the Company's operations and expansion have been internally generated funds and borrowings under credit facilities. In March 1992, the Company refinanced its indebtedness by entering into an Indenture with United States Trust Company of New York, as trustee (the "Senior Note Indenture"), pursuant to which the Company issued $45 million in aggregate principal amount of Series A Senior Secured Floating Rate Notes due 1997, bearing interest at a floating rate of 3% over LIBOR (the "Old Floating Rate Notes"), and $75 million in aggregate principal amount of Series B Senior Secured Fixed Rate Notes due 1999, bearing interest at 11-3/4% per annum (the "Old Fixed Rate
Notes," and together with the Old Floating Rate Notes, the "Old Notes"). The Old Fixed Rate Notes were not redeemable by the Company until on or after March 1, 1997.

        In October and November 1992, the Company conducted an offer to exchange its Series D Senior Secured Floating Rate Notes due 1997 (the "New Floating Rate Notes") for an equal principal amount of its outstanding Old Floating Rate Notes, and Series C Senior Secured Fixed Rate Notes due 1999 (the "New Fixed Rate Notes," and together with the New Floating Rate Notes, the "New Notes") for an equal principal amount of its Old Fixed Rate Notes. The Old Notes and the New Notes are collectively referred to herein as the "Senior Notes". The New Notes are substantially identical to the Old Notes, except that the offering of the New Notes was registered with the Securities and Exchange Commission. Holders of the New Notes are not entitled to certain rights of holders of the Old Notes, as described in the prospectus relating to the exchange offer. At May 1, 1995, $75 million of New Fixed Rate Notes, $33 million of New Floating Rate Notes and $12 million of Old Floating Rate Notes are outstanding.

         For  information regarding recent amendments  to  the
Senior  Note  Indenture,  see  Part  II-Item  2  "Changes   in
Securities."

         In March 1992, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with Union Bank of Switzerland, New York Branch ("UBS"), as agent and as lender, and any other lenders and other financial institutions thereafter parties thereto. The Revolving Credit Agreement provided a commitment of up to $50 million in secured revolving credit loans, including a swing loan and certain letters of credit (the "Revolving Credit Facility"). Borrowings under the Revolving Credit Agreement bore interest at the UBS Base Rate plus 1.5% or at an adjusted Eurodollar Rate plus 2.5%, which rates were subject to increase upon certain conditions. All borrowings under the Revolving Credit Agreement were subject to a borrowing base and matured no later than February 25, 1997.

         On April 21, 1995, the Company replaced its Revolving Credit Agreement with a revised revolving facility (the "Amended and Restated Revolving Credit Agreement"). The Amended and Restated Revolving Credit Agreement is with National Bank of Canada ("NBC"), as agent and as lender, Heller Financial, Inc. and any other lenders thereafter parties thereto. The Amended and Restated Revolving Credit Agreement provides a commitment of up to $25 million in secured revolving credit loans and letters of credit. The
Amended and Restated Revolving Credit Agreement permits (a) borrowings to refinance the existing Revolving Credit Agreement and for working capital needs and (b) the issuance of standby letters of credit and documentary letters of credit. Borrowings under the Amended and Restated Revolving Credit Agreement bear interest at the NBC Base Rate plus 1.5% for the first year. Subsequent year's interest rates will be dependent upon the Company's earnings but will not exceed the NBC Base Rate plus 2.0%. All borrowings under the Amended and Restated Revolving Credit Agreement are subject to certain borrowing base requirements and mature no later than February 27, 1997, with the possibility of extending the maturity date to March 31, 1998 at the lenders' sole discretion.
                 PART II - OTHER INFORMATION

Item 2. Changes in Securities

         On April 13, 1995, the Company received consents for certain amendments to the Senior Note Indenture and certain related agreements from holders of Senior Notes. The amendments (a) increased the interest rate on each series of Notes by one-half of one percent (0.5%) per annum; (b) amended, added and deleted certain financial covenants and related definitions under the Senior Note Indenture (including modifying the Consolidated Fixed Charge Coverage Ratio covenant, adding a new Debt-to-EBITDA ratio and a new Capital Expenditures covenant, deleting the Adjusted Consolidated Net Worth covenant) to reflect the Company's size, operations and financial position following the AWG Transaction (as hereafter defined under "Other Information"); (c) amended certain provisions of the Senior Note Indenture to permit the Company to incur certain liens and indebtedness and to make an investment in certain membership stock and receive or earn patronage certificates or other equity in connection with the supply agreement to be entered into with Associated Wholesale Grocers, Inc. ("AWG"); (d) amended certain provisions of a security agreement securing the Senior Note to provide that AWG will have a first lien on certain collateral to be acquired by the Company in connection with the AWG supply agreement; (e) amended certain other provisions of the Senior
Note Indenture to, among other things, limit the Company's ability to incur certain future indebtedness and guarantees, and to provide that a certain amount of net proceeds from future asset sales must be applied to an offer to redeem the Senior Notes; and (f) amended a mortgage securing the Senior Notes to provide that defaults under, or modifications or terminations of, a certain lease related to a store to be closed, will not constitute a default or event of default under the mortgage. On April 21, 1995, the Company and United States Trust Company of New York, as trustee for the holders of the Senior Notes, entered into a supplemental indenture effecting these amendments.

Item 5. Other Information

         On April 21, 1995, the Company sold 29 of its stores and its warehouse and distribution center to AWG pursuant to an Asset Purchase Agreement dated as of February 6, 1995 (the "Purchase Agreement") for a cash purchase price of $45 million plus $27.6 million for the value of inventory in the stores and the warehouse. The Purchase Agreement required AWG to assume, or provide certain undertakings with respect to, certain contracts and lease obligations and pension liabilities of the Company. At the closing, the Company and AWG also entered into a seven-year supply agreement, whereby the Company became a retail member of the AWG cooperative and AWG became the Company's primary supplier. The transactions between the Company and AWG are referred to herein as the "AWG Transaction."

        AWG is a buying cooperative which sells groceries on a wholesale basis to its retail member stores. AWG has 716 member stores located in a nine-state region and is the nation's fifth largest wholesale distributor, with approximately $2.6 billion in revenues in 1994.

         The Company estimates that net proceeds from the AWG Transaction will be approximately $37.2 million, approximately $25.0 million of which will be allocated to the Senior Notes and approximately $12.2 million of which will be allocated to indebtedness under the Amended and Restated Revolving Credit Agreement. The remaining proceeds from the AWG Transaction will be (i) used to pay certain costs, expenses and liabilities required to be paid in connection with the AWG Transaction or (ii) deposited into escrow pending reinvestment by the Company or application against a subsequent offer to redeem additional Senior Notes in either case within 180 days of the closing of the AWG Transaction. Under the Senior Note Indenture, the Company is required to apply the net proceeds allocable to the Senior Notes to an offer to redeem the Senior Notes on a pro rata basis.

        The purposes of the AWG Transaction are: (i) to reduce the Company's borrowed money indebtedness in respect of the Senior Notes and under the Amended and Restated Revolving Credit Agreement by approximately $37.2 million in the aggregate; (ii) to have AWG assume, or provide certain undertakings with respect to, certain contracts and leases and certain pension liabilities of the Company; (iii) to sell the Company's warehouse and distribution center, which will eliminate the high fixed overhead costs associated with the operation of the warehouse and distribution center and thereby permit the Company to close marginal and unprofitable stores; and (iv) to obtain the benefits of becoming a member of the AWG cooperative, including increased purchases of private label products, special product purchases, dedicated support programs and access to AWG's store systems.

         The Company plans to close certain marginal and unprofitable stores. Such a plan is now financially feasible because of the sale of the warehouse and the elimination of the high fixed costs associated with the warehouse operation. The Company closed seven stores during the first quarter of 1995 and expects to close an additional eight stores by the end of 1995.
Item 6. Exhibits and Reports on Form 8-K

                   (a)  Exhibits:  The following exhibits  are
               filed as part of this report:

               Exhibit No.    Description

                                                         10y.2
                              Second  Supplement to Indenture,
                              dated  as  of  April  21,  1995,
                              among   Homeland,  Holding   and
                              United  States Trust Company  of
                              New York, as Trustee.

                                                         10y.3
                              Amendment  No. 2 to the  Company
                              Security Agreement, dated as  of
                              April 21, 1995, between Homeland
                              and  United States Trust Company
                              of   New   York  as   Collateral
                              Trustee.

                                                         10y.4
                              Amendment   No.   1    to    the
                              Intercreditor  Agreement,  dated
                              as  of  April  21,  1995,  among
                              National Bank of Canada,  United
                              States Trust Company of New York
                              and  such other persons  as  may
                              become     parties    to     the
                              Intercreditor    Agreement    as
                              provided therein.

                                                         10y.5
                              Amendment No. 1 to the  Mortgage
                              Security Agreement and Financing
                              Statement, dated as of April 21,
                              1995,  from Homeland  to  United
                              States Trust Company of New York
                              as Collateral Trustee.


                                                          10uu
                              Amended  and Restated  Revolving
                              Credit  Agreement, dated  as  of
                              April  21, 1995, among Homeland,
                              Holding,   National   Bank    of
                              Canada,  as  Agent  and  lender,
                              Heller  Financial, Inc. and  any
                              other lenders thereafter parties
                              thereto.

                                                            27
                              Financial Data Schedule.


                (b) Reports on Form 8-K:  No reports on Form 8-
               K were filed during the quarter ended March 25, 1995.
                          SIGNATURES

           Pursuant  to  the  requirements of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HOMELAND HOLDING CORPORATION


Date:  May 9, 1995                            By:    /s/ James
                                   A. Demme           James A.
                                   Demme,   President,   Chief
                                   Executive    Officer    and
                                   Director         (Principal
                                   Executive Officer)


Date:  May 9, 1995                            By:    /s/ Larry
                                   W. Kordisch        Larry W.
                                   Kordisch,  Executive   Vice
                                   President/Finance,
                                   Treasurer, Chief  Financial
                                   Officer    and    Secretary
                                   (Principal        Financial
                                   Officer)


Date:  May 9, 1995                            By:    /s/ Terry
                                   M. Marczewski      Terry M.
                                   Marczewski,           Chief
                                   Accounting         Officer,
                                   Assistant   Treasurer   and
                                   Assistant         Secretary
                                   (Principal       Accounting
                                   Officer)