Form 10-Q/A
period 1995-03-25
HOMELAND HOLDING CORP
filed 1995-06-28
CIK 835582

Conformed Copy


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


                2601 N.W. Expressway, Oil Center East
                    Oklahoma City, Oklahoma 73l25
    (Address of principal executive offices)   (Zip Code)


                        (405) 879-6600
     (Registrant's telephone number, including area code)


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


Class A Common Stock, including redeemable common stock: 32,864,112 shares
                 Class B Common Stock:  None





                           SIGNATURES


         Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                HOMELAND HOLDING CORPORATION


Date:    June 28, 1995          By:   /s/ Terry Marczewski
                                  Terry Marczewski, Chief Accounting Officer,
                                  Assistant Treasurer and Assistant Secretary
                                  (Principal Accounting Officer)