Form 10-Q
period 1995-06-17
HOMELAND HOLDING CORP
filed 1995-08-07
CIK 835582

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)

  X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended:  June 17, 1995

                                  OR


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


                  2601 Northwest Expressway
                       Oil Center-East
                Oklahoma City, Oklahoma 73112
    (Address of principal executive offices)   (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 1995.

Class A Common Stock, including redeemable common stock: 32,599,707 shares
                 Class B Common Stock:  None














                PART I - FINANCIAL INFORMATION








Item 1.     Financial Statements
         HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 CONSOLIDATED BALANCE SHEETS

      (In thousands, except share and per share amounts)
                         (Unaudited)

                            ASSETS

                                                June 17, December 31,
                                                 1995        1994
Current assets:
Cash and cash equivalents                     $ 10,526   $    339
Receivables, net of allowance for uncollectible
 accounts of $2,374 and $2,690                   9,967     12,235
Receivables for taxes                            1,551      2,270
Inventories                                     44,600     89,850
Prepaid expenses and other current assets        2,661      6,384

  Total current assets                          69,305    111,078

Property, plant and equipment:
Land                                             9,159     10,997
Buildings                                       22,274     29,276
Fixtures and equipment                          43,465     61,360
Land and leasehold improvements                 23,271     32,410
Software                                        16,620     17,876
Leased assets under capital leases              28,580     46,015
Construction in progress                         1,965      2,048

                                               145,334    199,982

Less accumulated depreciation
 and amortization                               62,872     82,603

Net property, plant and equipment               82,462    117,379

Excess of purchase price over fair
value of net assets acquired, net
of amortization of $943 and $830                 2,362      2,475

Other assets and deferred charges                5,913      8,202

  Total assets                                $160,042   $239,134

                                                        Continued




          The accompanying notes are an integral part
                 of these financial statements.
          HOMELAND HOLDING CORPORATION AND SUBSIDIARY
             CONSOLIDATED BALANCE SHEETS, Continued

       (In thousands, except share and per share amounts)
                          (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY
                                                June 17,  December 31,
                                                  1995        1994
Current liabilities:
 Accounts payable - trade                       $ 16,172   $ 30,317
 Salaries and wages                                2,343      1,925
 Taxes                                             6,020      6,492
 Accrued interest payable                          2,505      3,313
 Other current liabilities                         9,279     15,050
 Current portion of long-term debt                  -         2,250
 Current portion of obligations under capital
  leases                                           4,146      7,828
 Current portion of restructuring reserve          1,113       -

    Total current liabilities                     41,578     67,175

Long-term obligations:
 Long-term debt                                   97,938    145,000
 Obligations under capital leases                  9,540     11,472
 Other noncurrent liabilities                      4,193      5,176
 Noncurrent restructuring reserve                  9,489      5,005

    Total long-term obligations                  121,160    166,653

Redeemable common stock, Class A, $.01 par value,
 1,748,028 shares at June 17, 1995 and 3,864,211
 shares at December 31, 1994, at redemption value    828      1,235

Stockholders' equity:
 Common stock
   Class A, $.01 par value, authorized - 40,500,000
    shares, issued - 33,721,172 shares at June 17,
    1995 and 31,604,989 shares at December 31, 1994
    outstanding - 30,878,989 shares                  337        316
 Additional paid-in capital                       54,933     53,896
 Accumulated deficit                             (55,993)   (48,398)
 Treasury stock, 2,842,183 shares at June 17, 1995
 and 726,000 shares at December 31, 1994, at cost (2,801)    (1,743)

    Total stockholders' equity                    (3,524)     4,071

    Total liabilities and stockholders' equity  $160,042   $239,134





          The accompanying notes are an integral part of these financial statements.

          HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS

       (In thousands, except share and per share amounts)
                             (Unaudited)

                                               12 weeks    12 weeks
                                                ended       ended
                                               June 17,    June 18,
                                                 1995         1994

Sales, net                                    $147,059    $182,490

Cost of sales                                  110,530     133,973

 Gross profit                                   36,529      48,517

Selling and administrative                      36,039      42,330

 Operating profit                                  490       6,187

Interest expense                                 3,899       4,043

Income (loss) before income taxes and
 extraordinary items                            (3,409)      2,144

Income tax expense                                -            339

Income (loss) before extraordinary items        (3,409)      1,805

Extraordinary items                             (2,330)        -

Net income (loss)                             $ (5,739)   $  1,805

Income (loss) before extraordinary items per
  common share                                    (.10)        .05

Extraordinary items per common share              (.07)        -

Net income (loss) per common share           $    (.17)       $.05

Weighted average shares outstanding          33,264,305 34,743,200







          The accompanying notes are an integral part of these financial statements.

          HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS

       (In thousands, except share and per share amounts)
                             (Unaudited)

                                               24 weeks    24 weeks
                                                ended       ended
                                               June 17,    June 18,
                                                 1995         1994

Sales, net                                    $325,068    $367,327

Cost of sales                                  246,015     271,672

 Gross profit                                   79,053      95,655

Selling and administrative                      76,008      84,347

 Operating profit                                3,045      11,308

Interest expense                                 8,310       8,050

Income (loss) before income taxes and
 extraordinary items                            (5,265)      3,258

Income tax expense                                -          1,046

Income (loss) before extraordinary items        (5,265)      2,212

Extraordinary items                             (2,330)        -

Net income (loss)                             $ (7,595)   $  2,212

Income (loss) before extraordinary items per
  common share                                    (.15)        .06

Extraordinary items per common share              (.07)        -

Net income (loss) per common share            $   (.22)       $.06

Weighted average shares outstanding          33,957,711 34,763,408







          The accompanying notes are an integral part of these financial statements.

                       HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (In thousands, except share and per share amounts)
                                       (Unaudited)

                                                                     Minimum
                              Class A       Additional               Pension                             Total
                            Common Stock     Paid-in   Accumulated  Liability     Treasury Stock      Stockholders'
                         Shares     Amount   Capital     Deficit    Adjustment   Shares     Amount       Equity


Balance, January 1, 1994 31,498,989   $315   $46,358      $(7,753)    $(572)     620,000   $(1,488)      $36,860

Purchase of treasury stock  106,000      1       254          -          -       106,000      (255)         -

Adjustment to reduce
  minimum liability             -       -        -            -         572          -         -             572

Net income                      -       -        -          2,212        -           -         -           2,212

Balance, June 18, 1994   31,604,989   $316   $46,612      $(5,541)  $    -       726,000   $(1,743)      $39,644



Balance, Dec. 31,1994    31,604,989   $316   $53,896     $(48,398)  $    -       726,000   $(1,743)      $ 4,071

Purchase treasury stock   2,116,183     21     1,037          -          -     2,116,183    (1,058)          -

Net loss                        -       -        -         (7,595)       -           -         -          (7,595)

Balance, June 17, 1995   33,721,172   $337   $54,933     $(55,993)  $    -     2,842,183   $(2,801)      $(3,524)






<F1>
                       The accompanying notes are an integral part
                              of these financial statements.

          HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

       (In thousands, except share and per share amounts)
                          (Unaudited)
                                                 24 weeks  24 weeks
                                                  ended     ended
                                                 June 17,  June 18,
                                                   1995      1994

Cash flows from operating activities:
 Net income (loss)                               $(7,595) $ 2,212
 Adjustments to reconcile net income (loss) to net
  cash from operating activities:
   Depreciation and amortization                   6,460    7,594
   Amortization of financing costs                   585      664
   Write-off of financing cost on long term debt
   retired                                         1,424       -
   Gain on disposal of assets                       (146)     (31)
   Amortization of beneficial interest in operating
   leases                                            105      119
   Change in assets and liabilities:
     Decrease in receivables                       2,920    1,377
     Decrease in receivables for taxes               719      -
     Decrease in inventories                      17,374      863
     (Increase) decrease in prepaid expenses and
     other current assets                          3,723     (313)
     Decrease in other assets and deferred charges    26      142
     Decrease in accounts payable - trade        (14,146)  (2,157)
     Increase (decrease) in salaries and wages       418     (666)
     Increase (decrease) in taxes                   (472)   2,621
     Decrease in accrued interest payable           (808)    (272)
     Increase (decrease) in other current
     liabilities                                  (5,771)      70
     Decrease in noncurrent restructuring reserve(10,338)      -
     Decrease in other noncurrent liabilities       (938)    (385)

      Total adjustments                            1,135    9,626

           Net cash provided by (used in) operating
           activities                             (6,460)  11,838

Cash flows from investing activities:
 Capital expenditures                               (409)  (3,333)
 Cash received from sale of assets                73,038      394

           Net cash provided by (used in) investing
           activities                             72,629   (2,939)

Cash flows from financing activities:
 Payments under senior secured floating rate
 notes                                            (9,375)      -
 Payments under senior secured fixed rate notes  (15,625)      -
 Borrowings under revolving credit loans          34,582   15,000
 Payments under revolving credit loans           (56,644) (20,000)
 Net payments under swing loans                   (1,500)  (3,228)
 Principal payments under notes payable             (750)  (1,000)
 Principal payments under capital lease
 obligations                                      (5,611)  (1,610)
 Payments to acquire treasury stock               (1,059)    (255)

       Net cash used in financing activities     (55,982) (11,093)

Net increase (decrease) in cash and cash
 equivalents                                      10,187   (2,194)

Cash and cash equivalents at beginning of period     339    2,194

Cash and cash equivalents at end of period       $10,526  $   -


                                                        continued
          The accompanying notes are an integral part of these financial statements.

          HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

       (In thousands, except share and per share amounts)
                          (Unaudited)

                                                 24 weeks  24 weeks
                                                  ended     ended
                                                 June 17,  June 18,
                                                   1995      1994

Supplemental information:
 Cash paid during the period for interest         $8,533   $7,629

 Cash paid during the period for income taxes     $ -      $  236
















































          The accompanying notes are an integral part
                 of these financial statements.
         HOMELAND HOLDING CORPORATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   Basis   of   Preparation   of  Consolidated   Financial
     Statements.

     The accompanying unaudited consolidated financial statements of Homeland Holding Corporation and Subsidiary (the "Company") reflect all adjustments consisting only of normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 1994 and the notes thereto. As a result of the amendments to the Senior Note Indenture, discussed in Part II-Item 2 "Changes in Securities", as well as the redemption of a portion of the Senior Notes and the replacement of the Revolving Credit Agreement, discussed in Item 2 MDA "Liquidity and Capital Resources", the Company incurred the following extraordinary loss in the 12 weeks ended June 17, 1995:

          Consent fees equal to
            $5.00 for each $1,000
            principal amount of the
            $120.0 million Senior Notes        $600,000

          Premiums on redemption of
            $15.6 million of the
            Senior Secured Fixed Rate
            Notes, due March 1999               306,000

          Unamortized financing costs
            related to the redemption of
            $25.0 million of Senior
            Notes, due March 1997 and
            March 1999, and the replacement
            of the Revolving Credit
            Agreement                         1,424,000

          Extraordinary loss                 $2,330,000

2.   Accounting Policies.

     The policies of the Company are summarized in the consolidated financial statements of the Company for the 52 weeks ended December 31, 1994 and the notes thereto.
3.   Restructuring.

     In accordance with a strategic plan approved by the Board of Directors in December 1994, the Company entered into an agreement with Associated Wholesale Grocers, Inc. ("AWG") on February 6, 1995, pursuant to which the Company sold 29 of its stores and its warehouse and distribution center to AWG on April 21, 1995. The net proceeds from such sale were applied in the manner provided below in Part II-Item 5 "Other Information". In connection with this strategic plan, the Company also plans to close fifteen under-performing stores during 1995, seven of which were closed during the 24 weeks ended June 17, 1995. During the 24 weeks ended June 17, 1995, the Company incurred expenses associated with the operational restructuring as follows:



                                              Operational
                                Operational  restructuring        Operational
                               restructuring exp. incurred in    restructuring
                                 reserve at  the 24 weeks ended    reserve at
                               Dec. 31, 1994  June 17, 1995      June 17, 1995

Expenses associated with the
 planned store closings,
 primarily occupancy costs
 from closing date to lease
 termination or sublease date      $8,319          $(634)             $7,685

Expenses associated with the AWG
 Transaction, primarily service
 and equipment contract
 cancellation fees                  5,649         (6,262)              (613)

Estimated severance costs
 associated with the AWG
 Transaction                        5,624         (3,889)             1,735

Legal and consulting fees
 associated with the
 AWG Transaction                    4,905         (3,301)             1,604

Net gain on sale of property,
 plant and equipment to AWG       (19,492)        19,683                191

   Operational restructuring
      reserve                   $   5,005       $  5,597            $10,602


   The separately identifiable revenue and store contribution  to operating  profit related to the stores sold to AWG or  closed
   and  expenses  related  to  the  warehouse  facility  are   as
   follows:


                                     24 weeks      24 weeks
                                      ended         ended
                                     June 17,      June 18,
                                       1995         1994

       Sales, net                    $66,437      $105,347

       Store contribution to
         operating profit before
         allocation of administrative
         and advertising expenses      2,682         4,641

       Warehouse expenses              3,853         5,459

Item 2.   Management's Discussion and Analysis of  Financial
          Condition and Results of Operations ("MDA")


Results of Operations


           Comparison of Twelve and Twenty-Four Weeks  Ended
June  17, 1995 with Twelve and Twenty-Four Weeks Ended  June
18, 1994.

           Sales. Net sales for the 12 weeks and 24 weeks ended June 17, 1995 decreased 19.4% and 11.5% respectively, over the net sales of the corresponding periods of 1994. The decrease in net sales was due primarily to the sale of 29 stores to AWG on April 21, 1995 (see Part II-Item 5 "Other Information") and the closing of seven stores, five in the first week of February 1995 and two in the fourth week of March 1995. These stores were closed pursuant to the Company's plan to close certain underperforming stores. The decrease in net sales was also due to increased competition in the Company's market area resulting from additional store openings of Wal-Mart Stores, Inc. ("Wal-Mart") supercenter stores and Albertson's Inc. stores during 1994. There were 11 new Wal-Mart supercenter stores opened in the Company's market area during 1994.

          Net sales for the 12 weeks ended June 17, 1995 for the Company's comparable stores decreased 1.9% over the corresponding prior period due primarily to competitors' store openings in the Company's market area.

           Cost and Expenses. Gross profit as a percentage of sales for the 12 weeks ended June 17, 1995 decreased to 24.8% compared to 26.6% for the corresponding period of
1994.   Gross  profit as a percentage of sales  for  the  24
weeks ended June 17, 1995 decreased to 24.3% compared to 26.0% for the corresponding period of 1994. The decrease in gross margins was the result of increased promotional pricing in an effort to grow market share and in response to increased competition. In addition, the reduction can be attributed in part to the sale of the Company's distribution center to AWG, at which time the Company converted from self-supply of product to procuring product from AWG (see Part II-
Item 5 "Other Information"). Further, pending the April 21, 1995 sale of the Company's warehouse and certain stores to AWG and the transition to being supplied by AWG, the Company experienced a reduction of vendor allowances which adversely affected gross profit.
          Selling and administrative expenses decreased $6.3 million for the 12 weeks ended June 17, 1995 compared to the prior period, although as a percentage of sales they increased to 24.5% from 23.2%. For the 24 weeks ended June 17, 1995, selling and administrative expenses declined $8.3 million compared to the prior period while as a percentage of sales, they increased to 23.4% from 23.0%. The decreases in expenses for the 12 weeks and 24 weeks ended June 17, 1995 were due to the sale of the Company's 29 stores to AWG, the closing of seven stores, as well as personnel and other cost reductions at the corporate office.

           Operating Income. Operating income for the 12 weeks ended June 17, 1995 decreased to $490,000 compared to $6.2 million for the corresponding period of 1994. Operating income for the 24 weeks ended June 17, 1995 decreased to $3.0 million compared to $11.3 million in the corresponding period of 1994. The decrease for the 12 weeks and 24 weeks ended June 17, 1995 was the result of the decrease in sales and gross profit margins offset in part by the decrease in selling and administrative expenses.

           Interest Expense. Interest expense for the 12 weeks ended June 17, 1995 decreased slightly to $3.9 million from $4.0 million in the corresponding period of 1994, due to a decrease in the usage of the revolving credit loan, the redemption of $25.0 million of Senior Notes on June 1, 1995, offset in part by an increase in interest rates. Interest expense for the 24 weeks ended June 17, 1995 increased to $8.3 million from $8.1 million in the corresponding period of 1994. The increase is a result of higher interest rates in 1995 compared to 1994, offset in part by a decrease in revolving credit loan usage during the second quarter and the redemption of $25.0 million of Senior Notes on June 1, 1995.

           Income Tax Expense. No income tax expense was recorded for the 12 weeks and 24 weeks ended June 17, 1995 as the Company is projecting a taxable loss for fiscal 1995. The income tax expense for the 12 weeks and 24 weeks ended June 18, 1994 was $339,000 and $1.0 million respectively.

           Extraordinary Items. Extraordinary items for the 12 weeks ended June 17, 1995 consist of the payment of $600,000 in consent fees to the holders of the Senior Notes (as defined below), $306,000 in premiums on the redemption of $15.6 million of New Fixed Rate Notes (as defined below) and $1.4 million in unamortized financing costs related to the redemption of $25.0 million of Senior Notes and the replacement of the Revolving Credit Agreement (as defined below).
           Income or Loss. The Company recorded a net loss of $5.7 million and $7.6 million, respectively, during the
12 weeks and 24 weeks ended June 17, 1995, compared to net income of $1.8 million and $2.2 million, respectively, for the comparable prior periods. The decreases in the net income were due to the decreases in sales and gross profit margins and the extraordinary items recognized in the 12 weeks ended June 17, 1995, offset in part by the decreases in selling and administrative expenses.

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

          For information regarding recent amendments to the Senior Note Indenture, see Part II-Item 2 "Changes in
Securities."

           On June 1, 1995, the Company redeemed $15.6 million of its New Fixed Rate Notes, $6.9 million of New Floating Rate Notes and $2.5 million of Old Floating Rate Notes (collectively the "Redeemed Notes"). The redemption price for the Redeemed Notes was equal to 100% of the principal amount and accrued interest of $695,000 plus in the case of the New Fixed Rate Notes, a premium of $306,000 (see Part II-Item 5 "Other Information"). At July 31, 1995, $59.4 million of New Fixed Rate Notes, $26.1 million of New Floating Rate Notes and $9.5 million of Old Floating Rate Notes were outstanding.

           On April 21, 1995, the Company replaced its Revolving Credit Agreement with Union Bank of Switzerland, New York Branch, as agent and as lender, any other lenders and financial institutions parties thereto (the "Revolving Credit Agreement") with a revised revolving facility (the "Amended and Restated Revolving Credit Agreement"). The Amended and Restated Revolving Credit Agreement is with National Bank of Canada ("NBC"), as agent and as lender, Heller Financial, Inc. and any other lenders thereafter parties thereto. The Amended and Restated Revolving Credit Agreement provides a commitment of up to $25 million in secured revolving credit loans and letters of credit. The Amended and Restated Revolving Credit Agreement permits (a) borrowings to refinance the existing Revolving Credit Agreement and for working capital needs and (b) the issuance of standby letters of credit and documentary letters of credit. Borrowings under the Amended and Restated Revolving Credit Agreement bear interest at the NBC Base Rate plus 1.5% for the first year. Subsequent year's interest rates will be dependent upon the Company's earnings but will not exceed the NBC Base Rate plus 2.0%. All borrowings under the Amended and Restated Revolving Credit Agreement are subject to certain borrowing base requirements and mature no later than February 27, 1997, with the possibility of extending the maturity date to March 31, 1998 at the lenders' sole discretion. At July 31, 1995, $420,000 of revolving credit loans were outstanding under the Amended and Restated Credit Agreement.


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



Item 5.   Other Information

           On  April  21, 1995, the Company sold 29  of  its
stores and its warehouse and distribution center to AWG pursuant to an Asset Purchase Agreement dated as of February 6, 1995 (the "Purchase Agreement") for a cash purchase price of $45 million plus $27.7 million for the value of inventory in the stores and the warehouse. The Purchase Agreement required AWG to assume, or provide certain undertakings with respect to, certain contracts and lease obligations and pension  liabilities of the Company.  At  the  closing,  the
Company and AWG also entered into a seven-year supply agreement, whereby the Company became a retail member of the AWG cooperative and AWG became the Company's primary supplier.

           AWG is a buying cooperative which sells groceries on a wholesale basis to its retail member stores. AWG has 716 member stores located in a nine-state region and is the nation's fifth largest wholesale distributor, with approximately $2.6 billion in revenues in 1994.

           The Company realized net proceeds from the AWG transaction of approximately $37.2 million, $25.0 million of which was allocated to the Senior Notes and $12.2 million was allocated to indebtedness under the Revolving Credit Agreement. The remaining proceeds from the AWG transaction were (i) used to pay certain costs, expenses and liabilities required to be paid in connection with the AWG transaction or (ii) deposited into escrow pending reinvestment by the Company or application against a subsequent offer to redeem additional Senior Notes in either case within 180 days of the closing of the AWG transaction.
           The purposes of the AWG transaction were: (i) to reduce the Company's borrowed money indebtedness in respect of the Senior Notes and under the Revolving Credit Agreement by $37.2 million in the aggregate; (ii) to have AWG assume, or provide certain undertakings with respect to, certain contracts and leases and certain pension liabilities of the Company; (iii) to sell the Company's warehouse and distribution center, which eliminated the high fixed overhead costs associated with the operation of the warehouse and distribution center and thereby permit the Company to close marginal and unprofitable stores; and (iv) to obtain the benefits of becoming a member of the AWG cooperative, including increased purchases of private label products, special product purchases, dedicated support programs and access to AWG's store systems.

           The Company plans to close certain marginal and unprofitable stores. Such a plan is now financially feasible because of the sale of the warehouse and the elimination of the high fixed costs associated with the warehouse operation. The Company has closed nine stores as of July 31, 1995 and expects to close an additional six stores by the end of 1995.

           The Company received a notice and demand for payment, dated June 22, 1995, from Central States, Southeast and Southwest Areas Pension Fund (the "Fund") in the amount of approximately $4.4 million. The Fund has asserted that the Company has incurred a withdrawal liability as a result of the sale of the distribution center to AWG. The Company's sale of the distribution center to AWG was in compliance with ERISA Section 4204 and, accordingly, no withdrawal from the Fund has occurred. Pursuant to the AWG transaction, AWG has agreed to indemnify the Company for withdrawal liability up to approximately $3.5 million. The Company believes that the Fund has no basis for the assertion of withdrawal liability and does not believe the disposition of the liability would have a material adverse effect on the Company's financial position, results of operations or cash flows.
Item 6.   Exhibits and Reports on Form 8-K

                 (a)     Exhibits:  The following exhibit is
               filed as part of this report:

               Exhibit No.    Description

                                                          27
                              Financial Data Schedule.


                 (b)  Reports  on Form 8-K:   The  following
               reports on Form 8-K were filed during the quarter ended June 17, 1995.



Date Filed                    Description

April  10, 1995      Solicitation Statement, dated April  4,
1995



May 9, 1995                             Acquisition      and
                    Disposition of Assets with Pro forma and forecasted financial information, dated
                    April 21, 1995.
                          SIGNATURES

           Pursuant  to  the requirements of the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HOMELAND HOLDING CORPORATION


Date: August 4, 1995                     By:   /s/ James  A. Demme
                                             James  A. Demme,  President,
                                             Chief Executive Officer and
                                             Director (Principal Executive
                                             Officer)


Date: August 4, 1995                     By:   /s/ Larry  W. Kordisch
                                             Larry  W. Kordisch, Executive
                                             Vice President/Finance,
                                             Treasurer, Chief Financial
                                             Officer and Secretary
                                             (Principal Financial Officer)


Date: August 4, 1995                     By:   /s/ Terry  M. Marczewski
                                             Terry  M. Marczewski, Chief
                                             Accounting Officer, Assistant
                                             Treasurer and Assistant
                                             Secretary (Principal
                                             Accounting Officer)