Form 10-Q
period 1995-09-07
HOMELAND HOLDING CORP
filed 1995-10-31
CIK 835582

Conformed Copy


              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)

 [ X ]  Quarterly Report Under Section 13 or  15(d)  of  the
        Securities Exchange Act of 1934
        For the quarterly period ended:  September 9, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 20, 1995.

Class A Common Stock, including redeemable common stock: 32,599,707 shares
                 Class B Common Stock:  None














                PART I - FINANCIAL INFORMATION








Item 1.     Financial Statements
         HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 CONSOLIDATED BALANCE SHEETS

      (In thousands, except share and per share amounts)
                         (Unaudited)

                            ASSETS

                                           September 9,  December 31,
                                               1995          1994
Current assets:
Cash and cash equivalents                  $  7,871      $    339
Receivables, net of allowance for uncollectible
 accounts of $1,965 and $1,543               13,312        12,235
Receivables for taxes                          -            2,270
Inventories                                  47,070        89,850
Prepaid expenses and other current assets     3,287         6,384

  Total current assets                       71,540       111,078

Property, plant and equipment:
Land                                          9,160        10,997
Buildings                                    22,274        29,276
Fixtures and equipment                       43,492        61,360
Land and leasehold improvements              23,271        32,410
Software                                     16,677        17,876
Leased assets under capital leases           28,580        46,015
Construction in progress                      2,479         2,048

                                            145,933       199,982

Less, accumulated depreciation
 and amortization                            65,269        82,603

Net property, plant and equipment            80,664       117,379

Excess of purchase price over fair
value of net assets acquired, net
of amortization of $908 and $795              2,398         2,475

Other assets and deferred charges             5,465         8,202

  Total assets                             $160,067      $239,134

                                                        Continued



          The accompanying notes are an integral part of these financial statements.


           HOMELAND HOLDING CORPORATION AND SUBSIDIARY
             CONSOLIDATED BALANCE SHEETS, Continued

       (In thousands, except share and per share amounts)
                          (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY
                                            September 9,  December 31,
                                                 1995         1994
Current liabilities:
 Accounts payable - trade                    $ 21,327      $ 30,317
 Salaries and wages                             2,056         1,925
 Taxes                                          6,175         6,492
 Accrued interest payable                         503         3,313
 Other current liabilities                     13,425        15,050
 Current portion of long-term debt               -            2,250
 Current portion of obligations under capital
  leases                                        4,149         7,828
 Current portion of restructuring reserve       1,113          -

    Total current liabilities                  48,748        67,175

Long-term obligations:
 Long-term debt                                97,717       145,000
 Obligations under capital leases               9,024        11,472
 Other noncurrent liabilities                   3,896         5,176
 Noncurrent restructuring reserve               7,694         5,005

    Total long-term obligations               118,331       166,653

Redeemable common stock, Class A, $.01 par value,
 1,720,718 shares at September 9, 1995 and
 3,864,211 shares at December 31, 1994, at        815         1,235
 redemption value

Stockholders' equity:
 Common stock
   Class A, $.01 par value, authorized - 40,500,000
    shares, issued - 33,748,482 shares at September 9,
    1995 and 31,604,989 shares at December 31, 1994
    outstanding - 30,878,989 shares               337           316
 Additional paid-in capital                    54,947        53,896
 Accumulated deficit                          (60,296)      (48,398)
 Treasury stock, 2,869,493 shares at September 9,
 1995 and 726,000 shares at December 31, 1994,
 at cost                                       (2,815)       (1,743)

    Total stockholders' equity                 (7,827)        4,071

 Total liabilities and stockholders' equity  $160,067      $239,134



          The accompanying notes are an integral part of these financial statements.



          HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS

       (In thousands, except share and per share amounts)
                             (Unaudited)

                                               12 weeks    12 weeks
                                                ended       ended
                                             September 9, September 10,
                                                 1995         1994

Sales, net                                    $133,020    $174,264

Cost of sales                                  101,491     128,443

 Gross profit                                   31,529      45,821

Selling and administrative                      32,465      43,962

 Operating profit (loss)                         (936)       1,859

Interest expense                                 3,367       4,140

Loss before income taxes                        (4,303)     (2,281)

Income tax expense                                -           -

Net loss                                      $ (4,303)   $ (2,281)

Net loss per common share                     $   (.13)   $   (.07)

Weighted average shares outstanding         32,599,707  34,743,200





          The accompanying notes are an integral part of these financial statements.



          HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS

       (In thousands, except share and per share amounts)
                             (Unaudited)

                                               36 weeks    36 weeks
                                                ended       ended
                                             September 9, September 10,
                                                 1995        1994

Sales, net                                    $458,088    $541,591

Cost of sales                                  347,506     400,115

 Gross profit                                  110,582     141,476

Selling and administrative                     108,473     128,309

 Operating profit                                2,109      13,167

Interest expense                                11,677      12,190

Income (loss) before income taxes and
 extraordinary items                           (9,568)         977

Income tax expense                                -          1,046

Loss before extraordinary items                (9,568)        (69)

Extraordinary items                            (2,330)        -

Net loss                                     $(11,898)   $    (69)

Loss before extraordinary items per
  common share                               $   (.29)   $   (.00)

Extraordinary items per common share             (.07)        -

Net loss per common share                    $   (.36)   $   (.00)

Weighted average shares outstanding         33,500,994  34,756,672







          The accompanying notes are an integral part of these financial statements.

                       HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    (In thousands, except share and per share amounts)
                               (Unaudited)


                                                   Minimum
                      Class A  Additional          Pension       Total
                    Common Stock   Paid-inAccumulatedLiabilityTreasury Stock  Stockholders'
                    Shares Amount Capital  Deficit         AdjustmentShares     Amo
unt                  Equity


Balance,    January   1,   199431,498,989   $315$46,358$(7,753)$(572)      620,000
$(1,488)          $36,860

Purchase   of   treasury  stock106,000      1     254    -         -       106,000
(255)                -

Adjustment to reduce
  minimum liability  -       -     -      -       572      -      -       572

Net  loss              -        -      -        (69)     -            -          -
(69)

Balance,   September   10,   199431,604,989$316$46,612$(7,822)$    -       726,000
$(1,743)          $37,363



Balance,    December   31,   199431,604,989$316$53,896$(48,398)$    -      726,000
$(1,743)          $ 4,071

Purchase   of  treasury  stock2,143,493   21   1,051    -        -       2,143,493
(1,072)              -

Net  loss              -        -      -     (11,898)    -             -         -
(11,898)

Balance,   September   9,   199533,748,482$337$54,947$(60,296)$    -     2,869,493
$(2,815)         $(7,827)








                       The accompanying notes are an integral part
                              of these financial statements.

          HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

       (In thousands, except share and per share amounts)
                          (Unaudited)
                                                 36 weeks  36 weeks
                                                  ended     ended
                                               September 9, September 10,
                                                   1995        1994

Cash flows from operating activities:
 Net loss                                      $(11,898) $   (69)
 Adjustments to reconcile net loss to net
  cash from operating activities:
   Depreciation and amortization                   8,908   11,399
   Amortization of financing costs                   771      998
     Write-off of financing cost on long
     term  debt retired                            1,424       -
   Loss (gain) on disposal of assets               (275)       28
     Amortization of beneficial interest in
     operating leases                               143       179
   Change in assets and liabilities:
     (Increase) decrease in receivables            (426)    2,136
     Decrease in receivables for taxes             2,270      -
     Decrease in inventories                      14,904    1,400
     (Increase)  decrease in prepaid expenses
     and  other  current assets                    3,097   (6,914)
     Decrease in other assets and deferred charges   228      107
     Decrease in accounts payable - trade         (8,989)  (1,861)
     Increase (decrease) in salaries and wages       131     (859)
     Increase (decrease) in taxes                   (317)   3,475
     Decrease in accrued interest payable         (2,810)  (2,676)
     Decrease in other current liabilities        (1,625)  (1,142)
     Decrease in noncurrent restructuring reserve(12,196)     -
     Decrease in other noncurrent liabilities     (1,105)  (1,768)

      Total adjustments                            4,133    4,502

      Net cash provided by (used in) operating
      activities                                  (7,765)   4,433

Cash flows from investing activities:
 Capital expenditures                             (1,008)  (4,713)
 Cash received from sale of assets                73,038      401

      Net cash provided by (used in) investing
      activities                                  72,030   (4,312)

Cash flows from financing activities:
  Payments under senior secured floating rate
  notes                                          (9,375)      -
  Payments under senior secured fixed rate notes(15,625)      -
  Borrowings under revolving credit loans        62,811    43,000
  Payments under revolving credit loans         (85,095)  (35,000)
  Net payments under swing loans                 (1,500)   (5,000)
  Principal payments under notes payable           (750)   (1,000)
  Principal payments under capital lease
  obligations                                    (6,127)   (2,359)
  Payments to acquire treasury stock             (1,072)     (255)

       Net cash used in financing activities    (56,733)     (614)

Net  increase (decrease) in cash and cash
equivalents                                       7,532      (493)

Cash  and cash equivalents at beginning of period   339     2,194

Cash and cash equivalents at end of period       $ 7,871  $ 1,701


                                                        continued
          The accompanying notes are an integral part of these financial statements.


          HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS

       (In thousands, except share and per share amounts)
                          (Unaudited)

                                                 36 weeks  36 weeks
                                                  ended     ended
                                               September 9, September 10,
                                                   1995        1994

Supplemental information:
 Cash paid during the period for interest        $13,636  $13,794

 Cash paid during the period for income taxes    $  -      $  236
































          The accompanying notes are an integral part of these financial statements.


         HOMELAND HOLDING CORPORATION AND SUBSIDIARY
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Unaudited)

1.   Basis of Preparation of Consolidated Financial Statements.

     The accompanying unaudited consolidated financial statements of Homeland Holding Corporation and Subsidiary (the "Company") reflect all adjustments consisting only of normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period ended December 31, 1994 and the notes thereto. As a result of the amendments to the Senior Note Indenture, as well as the redemption of a portion of the Senior Notes and the replacement of the Revolving Credit Agreement, discussed in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources", the Company incurred the following extraordinary loss in the 36 weeks ended September 9, 1995:

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

3.   Restructuring.

     In accordance with a strategic plan approved by the Board of Directors in December 1994, the Company entered into an agreement with Associated Wholesale Grocers, Inc. ("AWG") on February 6, 1995, pursuant to which the Company sold 29 of its stores and its warehouse and distribution center to AWG on April 21, 1995. In connection with this strategic plan, the Company also plans to close fifteen under-performing stores during 1995, nine of which were closed during the 36 weeks ended September 9, 1995. During the 36 weeks ended September 9, 1995, the Company incurred expenses associated with the operational restructuring as follows:

                                                 Operational
                            Operational         restructuring       Operational
                           restructuring     expenses incurred     restructuring
                            reserve at      in the 36 weeks ended    reserve at
                          December 31, 1994   September 9, 1995    September 9, 1995

Expenses associated with the
 planned store closings,
 primarily occupancy costs
 from closing date to lease
 termination or sublease date     $8,319           $(1,523)            $6,796

Expenses associated with the AWG
 transaction, primarily service
 and equipment contract
 cancellation fees                  5,649           (6,208)             (559)

Estimated severance costs
 associated with the AWG
 transaction                        5,624           (4,293)            1,331

Legal and consulting fees
 associated with the
 AWG transaction                    4,905           (3,749)            1,156

Net gain on sale of property,
 plant and equipment to AWG      (19,492)           19,575                83

   Operational restructuring
      reserve                   $  5,005          $  3,802          $  8,807



   The separately identifiable revenue and store contribution  to operating  profit related to the stores sold to AWG or  closed
   and  expenses  related  to  the  warehouse  facility  are   as
   follows:


                                     36 weeks      36 weeks
                                      ended         ended
                                   September 9, September 10,
                                       1995         1994

       Sales, net                    $70,544      $154,626

       Store contribution to
         operating profit before
         allocation of administrative
         and advertising expenses    $ 2,929       $ 6,701

       Warehouse expenses            $ 3,853       $ 8,369

Item 2.   Management's Discussion and Analysis of  Financial
          Condition and Results of Operations


Results of Operations


           Comparison  of Twelve and Thirty-Six Weeks  Ended
September  9,  1995 with Twelve and Thirty-Six  Weeks  Ended
September 10, 1994.

           Sales.   Net sales for the 12 weeks and 36  weeks
ended September 9, 1995 decreased 23.7% and 15.4% respectively, over the net sales of the corresponding periods of 1994. The decrease in net sales was due primarily to the sale of 29 stores to AWG on April 21, 1995 and the closing of nine stores, five in February 1995, two in March 1995 and two in July 1995. These stores were closed pursuant to the Company's plan to close certain underperforming stores. Net sales were also impacted by increased competition in the Company's market area resulting from additional store openings of Wal-Mart Stores, Inc. ("Wal-Mart") supercenter stores and Albertson's Inc. stores during 1994. There were 11 new Wal-Mart supercenter stores opened in the Company's market area during 1994.

          Net sales for the 12 weeks ended September 9, 1995 for the Company's comparable stores increased 2.7% over the corresponding prior period due primarily to improved store conditions, a new advertising program and increased promotional pricing. Net sales for the 36 weeks ended September 9, 1995 increased 0.1% for the reasons described above.

           Cost and Expenses. Gross profit as a percentage of sales for the 12 weeks ended September 9, 1995 decreased to 23.7% compared to 26.3% for the corresponding period of
1994.   Gross  profit as a percentage of sales  for  the  36
weeks ended September 9, 1995 decreased to 24.1% compared to 26.1% for the corresponding period of 1994. The decrease in gross margins was the result of increased promotional pricing in an effort to grow market share and in response to increased competition. In addition, the reduction can be attributed in part to the sale of the Company's distribution center to AWG, at which time the Company converted from self-
supply  of product to procuring product from AWG.   Further,
pending the April 21, 1995 sale of the Company's warehouse and certain stores to AWG and the transition to being supplied by AWG, the Company experienced a reduction of vendor allowances which adversely affected gross profit.
           Selling and administrative expenses decreased $11.5 million for the 12 weeks ended September 9, 1995 compared to the prior period, and decreased as a percentage of sales to 24.4% from 25.2%. For the 36 weeks ended
September 9, 1995, selling and administrative expenses declined $19.8 million compared to the prior period while as
a  percentage  of  sales,  they remained  at  23.7  %.   The
decreases in expenses for the 12 weeks and 36 weeks ended September 9, 1995 were due to the sale of the Company's 29 stores to AWG, the closing of nine stores, as well as personnel and other cost reductions at the corporate office.

            Operating Income. The Company recorded an operating loss for the 12 weeks ended September 9, 1995 of $936,000 compared to $1.9 million profit for the corresponding period of 1994. Operating income for the 36 weeks ended September 9, 1995 decreased to $2.1 million compared to $13.2 million in the corresponding period of 1994. The decrease for the 12 weeks and 36 weeks ended September 9, 1995 was the result of the decrease in gross profit margins offset in part by the decrease in selling and administrative expenses.

           Interest Expense. Interest expense for the 12 weeks ended September 9, 1995 decreased to $3.4 million compared to the prior period of $4.1 million. For the 36 weeks ended September 9, 1995, interest expense decreased to $11.7 million compared to the prior period of $12.2 million. The decrease is a result of a decline in the usage of the revolving credit loan and the redemption of $25.0 million of Senior Notes on June 1, 1995, offset in part by an increase in interest rates.

           Income Tax Expense. No income tax expense was recorded for the 12 weeks and 36 weeks ended September 9, 1995 as the Company is projecting a taxable loss for fiscal 1995. No income tax expense was recorded for the 12 weeks ended September 10, 1994. The income tax expense for the 36 weeks ended September 10, 1994 was $1.0 million.

           Extraordinary Items. Extraordinary items for the 36 weeks ended September 9, 1995 consist of the payment of $600,000 in consent fees to the holders of the Senior Notes (as defined below), $306,000 in premiums on the redemption of $15.6 million of New Fixed Rate Notes (as defined below) and $1.4 million in unamortized financing costs related to the redemption of $25.0 million of Senior Notes and the replacement of the Revolving Credit Agreement (as defined below).
           Income or Loss. The Company recorded a net loss of $4.3 million and $11.9 million, respectively, during the 12 weeks and 36 weeks ended September 9, 1995, compared to net loss of $2.3 million and $69,000, respectively, for the comparable prior periods. The increases in net loss were due to the decreases in gross profit margins and the extraordinary items recognized in the 36 weeks ended
September 9, 1995, offset in part by the decreases in selling and administrative expenses.

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

           On June 1, 1995, the Company redeemed $15.6 million of its New Fixed Rate Notes, $6.9 million of New Floating Rate Notes and $2.5 million of Old Floating Rate Notes (collectively the "Redeemed Notes"). The redemption price for the Redeemed Notes was equal to 100% of the principal amount and accrued interest of $695,000 plus in the case of the New Fixed Rate Notes, a premium of $306,000. At October 20, 1995, $59.4 million of New Fixed Rate Notes, $26.1 million of New Floating Rate Notes and $9.5 million of Old Floating Rate Notes were outstanding.


           On April 21, 1995, the Company replaced its Revolving Credit Agreement with Union Bank of Switzerland, New York Branch, as agent and as lender, any other lenders and financial institutions parties thereto (the "Revolving Credit Agreement") with a revised revolving facility (the "Amended and Restated Revolving Credit Agreement"). The Amended and Restated Revolving Credit Agreement is with National Bank of Canada ("NBC"), as agent and as lender, Heller Financial, Inc. and any other lenders thereafter parties thereto. The Amended and Restated Revolving Credit Agreement provides a commitment of up to $25 million in secured revolving credit loans and letters of credit. The Amended and Restated Revolving Credit Agreement permits (a) borrowings to refinance the existing Revolving Credit Agreement and for working capital needs and (b) the issuance of standby letters of credit and documentary letters of credit. Borrowings under the Amended and Restated Revolving Credit Agreement bear interest at the NBC Base Rate plus 1.5% for the first year. Subsequent years' interest rates will be dependent upon the Company's earnings but will not exceed the NBC Base Rate plus 2.0%. All borrowings under the Amended and Restated Revolving Credit Agreement are subject to certain borrowing base requirements and mature no later than February 27, 1997, with the possibility of extending the maturity date to March 31, 1998 at the lenders' sole discretion. At October 20, 1995, the net unused and available revolving credit facility under the Amended and Restated Credit Agreement is $7.3 million.

            Based   on   the   Company's  recent   operating
performance, management believes that the Company will not be able to comply with its Debt-to-EBITDA ratio covenant under the Revolving Credit Agreement and Senior Note Indenture at the end of fiscal 1995. If the Company is not in compliance with such covenant, it will seek to obtain amendments or waivers from its lenders. Although the Company has been successful in obtaining amendments or waivers in the past, there is no assurance that, if required, it will be able to do so in the future.


                 PART II - OTHER INFORMATION


Item  4.    Submission  of Matters to  a  Vote  of  Security
Holders

           The Company's 1995 Annual Meeting of Stockholders was held on August 15, 1995. At the meeting, the Company's
Board of Directors was re-elected in its entirety.






Item 5.   Other Information

Employment Agreement

           On July 10, 1995, Homeland entered into a two-year employment agreement with Larry W. Kordisch, the Company's Executive Vice President-Finance and Chief Financial Officer. The agreement provides for a base annual salary of not less than $150,000, subject to increase from time to time at the discretion of the Board of Directors. Mr. Kordisch is also entitled to participate in the Incentive Bonus Program based upon the attainment of performance objectives as the Board of Directors shall determine from time to time, provided that for calendar year 1995 the minimum bonus shall be $100,000. If the Company terminates Mr. Kordisch's employment prior to expiration of the employment agreement for any reason other than cause or disability or if Mr. Kordisch elects to terminate employment following the sale of at least 50% of the voting securities of the Company the Company will continue to pay Mr. Kordisch his base salary for one year after the date of such termination or until the second anniversary of the agreement's commitment date, whichever is longer. On September 26, 1995 the employment agreement was extended to December 31, 1997.

Assertion of Withdrawal Liability

           The Company received a notice and demand for payment, dated June 22, 1995, from Central States, Southeast and Southwest Areas Pension Fund (the "Fund") in the amount of approximately $4.4 million. The Fund has asserted that the Company has incurred a withdrawal liability as a result of the sale of the distribution center to AWG. The Fund has also filed a collection action to compel the Company to begin making payments on the asserted liability. The Company's sale of the distribution center to AWG was in compliance with ERISA
Section 4204 and, accordingly, no withdrawal from the Fund has occurred. Pursuant to the AWG transaction, AWG has agreed to indemnify the Company for a withdrawal liability up to approximately $3.5 million. The Company believes that the Fund has no basis for the assertion of withdrawal liability and does not believe the disposition of the liability would have a material adverse effect on the Company's financial position, results of operations or cash flows.

Resolution of UFCWNA Grievances

           UFCWNA had previously filed three class grievances against the Company relating to the AWG transaction. The grievances were (i) the accrued and unpaid vacation due at termination (ii) the application of the severance pay provision in the Labor Agreement and (iii) whether the AWG transaction triggers a special termination pay provision in the Labor Agreement. On June 27, 1995, the Company entered into a Grievance Settlement Agreement with UFCWNA to settle grievances (i) and (ii) at a minimal cost to the Company. The third UFCWNA grievance was presented for arbitration and, on August 31, 1995, the arbitrator issued an opinion denying such grievance.

Internal Revenue Service Settlement

           On June 28, 1995, the Company reached a tentative agreement with the Internal Revenue Service Appeals Office settling the fiscal 1990, 1991 and 1992 adjustments proposed in the Revenue Agent's Report dated January 31, 1994, discussed in the Company's annual Form 10-K for the year ended December 31, 1994. The agreement settles all outstanding matters addressed in the Revenue Agent's Report. The Company had provided sufficient reserves in its consolidated financial statements for such settlement.



Item 6.   Exhibits and Reports on Form 8-K

                  (a) Exhibits: The following exhibit is filed as part of this report:

                          Exhibit No.    Description

                           27            Financial Data Schedule.

                           10pp     (1)  Employment Agreement,  dated  as
                                         of  July 10, 1995 and as amended
                                         on  September 26, 1995,  between
                                         Homeland and Larry Kordisch.

                           10t.5    (1)  Fifth Amendment to Homeland
                                         Employees Retirement Plan
                                         effective July 12, 1995.

                   (b) Reports on Form 8-K:  No reports on Form 8-
                       K were filed during the quarter ended September
                       9, 1995.







            (1) Management contract or compensatory plan.





                          SIGNATURES

           Pursuant  to  the  requirements of  the  Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HOMELAND HOLDING CORPORATION


Date: October 30, 1995            By:    /s/  James  A. Demme
                                      James   A.Demme, President,
                                      Chief Executive Officer and
                                      Director (Principal Executive
                                      Officer)


Date: October 30, 1995            By:   /s/  Larry  W. Kordisch
                                      Larry W. Kordisch, Executive
                                      Vice President/Finance,
                                      Treasurer, Chief  Financial
                                      Officer and Secretary
                                      (Principal Financial Officer)


Date: October 30, 1995            By:  /s/  Terry  M. Marczewski
                                      Terry M. Marczewski, Chief
                                      Accounting Officer,Assistant
                                      Treasurer and Assistant
                                      Secretary (Principal
                                      Accounting Officer)