Form 10-K
period 1995-12-30
HOMELAND HOLDING CORP
filed 1996-05-14
CIK 835582

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K


Mark One

  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
       For the fiscal year ended December 30, 1995


                                  OR


      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
      For the transition period from        to       .

      Commission file number 33-48862


                       HOMELAND HOLDING CORPORATION
          (Exact name of registrant as specified in its charter)

          Delaware                                           73-1311075
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

     2601 N. W. Expressway
     Oklahoma City, Oklahoma                                    73112
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (405) 879-6600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes         No   X

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

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 1996:

                       Homeland Holding Corporation
Class A Common Stock, including redeemable common stock: 32,599,707 shares
                        Class B Common Stock:  None

     Documents incorporated by reference:  None.


                            HOMELAND HOLDING CORPORATION


                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995


                               TABLE OF CONTENTS

                                        Page

     PART I

     ITEM 1.   BUSINESS.................................         1

               General..................................         1
               Restructuring............................         1
               Background...............................         2
               Business Strategy........................         3
               AWG Transaction..........................         4
               Homeland Supermarkets....................         5
               Merchandising Strategy and Pricing.......         6
               Customer Service.........................         7
               Advertising and Promotion................         7
               Products.................................         8
               Supply Arrangements......................         8
               Employees and Labor Relations............         10
               Computer and Management Information
               Systems..................................         11
               Competition..............................         12
               Trademarks and Service Marks.............         12
               Regulatory Matters.......................         13

     ITEM 2.   PROPERTIES...............................         13

     ITEM 3.   LEGAL PROCEEDINGS........................         14

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
               OF SECURITY HOLDERS......................         15


     PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
               AND RELATED STOCKHOLDER MATTERS..........         15

     ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.....         15





                                       i

                                        Page

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS
               OF OPERATIONS............................         18

               Results of Operations....................         18
               Liquidity and Capital Resources..........         23
               Recently-Issued Accounting Standards.....         29
               Inflation/Deflation......................         29

     ITEM 8.   FINANCIAL STATEMENTS AND
               SUPPLEMENTARY DATA.......................         29

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE.....................         29

     PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
               OF THE REGISTRANT........................         30


     ITEM 11.  EXECUTIVE COMPENSATION...................         32

               Summary of Cash and Certain Other
                Compensation............................         32
               Employment Agreements....................         34
               Management Incentive Plan................         36
               Retirement Plan..........................         37
               Compensation Committee Interlocks and
                Insider Participation...................         37
               Management Stock Purchases...............         38

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT.........         39

               Ownership of Certain Holders.............         39
               Registration and Participation
                Agreements..............................         40

     ITEM 13.  CERTAIN RELATIONSHIPS AND
               RELATED TRANSACTIONS.....................         42

     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES AND REPORTS ON FORM 8-K........         43

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
     FILED PURSUANT TO SECTION 15(d) OF THE ACT BY
     REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
     PURSUANT TO SECTION 12 OF THE ACT..................         43
                                       ii

                                        Page


     SIGNATURES.........................................         II-1

     INDEX TO FINANCIAL STATEMENTS AND EXHIBITS.........          F-1

     EXHIBIT INDEX......................................          E-1





                                      iii

                            HOMELAND HOLDING CORPORATION

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 1995



     ITEM 1.   BUSINESS

     General

          Homeland Holding Corporation ("Holding"), through its wholly-owned subsidiary, Homeland Stores, Inc. ("Homeland," and, together with Holding, the "Company"), is a leading supermarket chain in the Oklahoma, southern Kansas and Texas Panhandle region. The Company operates in four distinct market places Oklahoma City, Oklahoma, Tulsa, Oklahoma, Amarillo, Texas and certain rural areas of Oklahoma, Kansas and Texas. As of May 1, 1996, the Company operated 67 stores throughout these markets.

          The Company's executive offices are located at 2601
     N.W. Expressway, Oklahoma City, Oklahoma 73112, and its telephone number is (405) 879-6600.

     Restructuring

          On or about May 13, 1996, the Company anticipates that it will file chapter 11 petitions with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Simultaneous with such filings, the Company will submit a "pre-arranged" plan of reorganization and a disclosure statement, which set forth the terms of a proposed restructuring of the Company (the "Restructuring"). The Restructuring is designed to reduce substantially the Company's debt service obligations and labor costs and to create a capital and cost structure that will allow the Company to maintain and enhance the competitive position of its business and operations. The Restructuring was negotiated with, and is supported by, the lenders under the Company's existing revolving credit facility, an ad hoc committee (the "Committee") representing approximately 80% of the Company's outstanding Senior Notes (as defined under "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources") and the Company's labor unions. The Company expects to complete the Restructuring by mid-summer 1996.

          Pursuant to the Restructuring, the $95 million of the Company's Senior Notes currently outstanding (plus accrued interest) will be canceled, and the noteholders will receive (in the aggregate) $60 million face amount of new senior subordinated notes of the reorganized Company and $1.5 million in cash. The new senior subordinated notes will mature in 2003, bear interest semi-annually at a rate of 10% per annum and will not be secured. In addition, the noteholders and the Company's general unsecured creditors will receive approximately 60% and 35%, respectively, of the equity of reorganized Holding (assuming total unsecured claims of approximately $63 million, including noteholder unsecured claims). Holding's existing equity holders will receive the remaining 5% of the new equity, together with five year warrants to purchase an additional 5% of such equity.

          An integral part of the Restructuring is the Company's previously-announced deal with its labor unions to modify certain elements of the Company's existing collective bargaining agreements. These modifications will provide for, among other things, wage and benefit modifications, the buyout of certain employees and the issuance and purchase of new equity to a trust acting on behalf of the unionized employees. The modified collective bargaining agreements are conditioned on, and will become effective upon, the consummation of the Restructuring.

          In order to facilitate the restructuring process, the Company will enter into a DIP Facility (as defined under "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources") with its existing bank group, which will provide the Company with up to $27 million of working capital financing. On or about May 13, 1996, the Company will file papers with the Bankruptcy Court seeking interim and then final approval of the DIP Facility. The Company believes that this facility will provide it with the financing necessary to maintain its normal business operations during the Restructuring period, including the payment of the postpetition claims of trade creditors and employees.

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

          Prior to the Acquisition, the Company did not have any significant assets or liabilities or engage in any activities other than those incidental to the Acquisition. Holding owns all of the outstanding capital stock of Homeland and has no other significant assets. The Clayton & Dubilier Private Equity Fund III Limited Partnership ("C&D Fund III"), a Connecticut limited partnership managed by CD&R, currently owns 35.9% of Holding's outstanding Class A Common Stock, par value $.01 per share (including redeemable Class A Common Stock, the "Common Stock"). The Clayton & Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV"), a Connecticut limited partnership also managed by CD&R, currently owns 40.4% of the Class A Common Stock.

     Business Strategy

          Following the Acquisition, Homeland adopted a business strategy which was designed to maintain and improve its market leadership in its operating area. The Company's business strategy from 1987 through 1993 involved: (a) substantial investment to upgrade and remodel the existing store network and to build or acquire additional stores, which could be serviced by Homeland's existing warehouse and distribution center; and (b) adoption of a value-oriented merchandising concept combining a flexible high-low pricing structure (i.e., pricing of advertised or promotional items below the store's regular price and at or below the price offered by the store's competitors while allocating prime shelf space to high margin items) with a wide selection of products and an emphasis on quality and service. Increased advertising and promotion were used to expand the Company's customer base. The Company's decision to commit significant financing and human resources to upgrade and remodel its existing stores marked a sharp turnaround for the supermarket business that had constituted Safeway's Oklahoma Division.

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

          In the fourth quarter of 1994, the Company developed a plan to improve its financial position and to address the operating problems discussed above. In November 1994, the Company hired James A. Demme, a 35-year veteran of the wholesale and retail food distribution business, to be the Company's new President and Chief Executive Officer.
     Following the completion of the AWG Transaction (as defined under "Business -- AWG Transaction"), Mr. Demme and his new management team began implementing the Company's new marketing plan consisting of the following elements: (a) increasing sales of specialty items and perishables; (b) distinguishing the Company from its competitors by promoting and enhancing the Company's reputation for good service and emphasizing the Company's local identity; (c) increasing utilization of the Company s high-low pricing approach; (d) upgrading the Company's management information systems; (e) introducing the Homeland Savings Card, a frequent-shopper card; and (f) building customer loyalty and improving the Company s pricing image through the Company s private label program.

          As part of its strategic plan, the Company's management team also implemented a program to close marginal and unprofitable stores. The Company closed 14 stores in 1995 (seven prior to the AWG sale and seven after such sale) and plans close two additional stores during 1996. The Company sold its store in Ponca City, Oklahoma in April 1996.

          For additional information, see also "Management's
     Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     AWG Transaction

          On April 21, 1995, the Company sold 29 of its stores and its warehouse and distribution center to Associated Wholesale Grocers, Inc. ("AWG") pursuant to an Asset Purchase Agreement dated as of February 6, 1995 (the "AWG Purchase Agreement"), for a cash purchase price of approximately $72.9 million including inventory, and the assumption of certain liabilities by AWG. At the closing, the Company and AWG also entered into a seven-year supply agreement, whereby the Company became a retail member of the AWG cooperative and AWG became the Company's primary supplier. The transactions between the Company and AWG are referred to herein as the "AWG Transaction."

          AWG is a buying cooperative which sells groceries on a wholesale basis to its retail member stores. AWG has 800 member stores located in a ten-state region and is the nation's fourth largest grocery wholesaler, with approximately $2.97 billion in revenues in 1995.

          Of the proceeds from the AWG Transaction, $25.0 million was allocated to the Senior Notes and $12.2 million was allocated to indebtedness under the Revolving Credit Agreement (as hereafter defined under "Management's Discussion and Analysis of Financial Condition and Results of Operations- -Liquidity and Capital Resources"). The remaining proceeds from the AWG Transaction were (i) used to pay certain costs, expenses and liabilities required to be paid in connection with the AWG Transaction and (ii) deposited into escrow pending reinvestment by the Company. At December 30, 1995, $1.7 million of the proceeds remained in escrow.

          The AWG Transaction enabled the Company: (i) to reduce the Company's borrowed money indebtedness in respect of the Senior Notes and under the Revolving Credit Agreement by approximately $37.2 million in the aggregate; (ii) to have AWG assume, or provide certain undertakings with respect to, certain contracts and leases and certain pension liabilities of the Company; (iii) to sell the Company's warehouse and distribution center, which eliminated the high fixed overhead costs associated with the operation of the warehouse and distribution center and thereby permit the Company to close marginal and unprofitable stores; and (iv) to obtain the benefits of becoming a member of the AWG cooperative, including increased purchases of private label products, special product purchases, dedicated support programs and access to AWG's store systems and participation in the membership rebate and patronage programs.

     Homeland Supermarkets

          The Company's current network of stores features three basic store formats. Homeland's conventional stores are primarily in the 25,000 total square feet range and carry the traditional mix of grocery, meat, produce and variety products. These stores contain more than 20,000 stock keeping units, including food and general merchandise. Sales volumes of conventional stores range from $60,000 to $125,000 per week. Homeland's superstores are in the 35,000 total square feet range and offer, in addition to the traditional departments, two or more specialty departments. Sales volumes of superstores range from $95,000 to $265,000 per week. Homeland's combo store format includes stores of approximately 45,000 total square feet and larger and was designed to enable the Company to expand shelf space devoted to general merchandise. Sales volume of combo stores range from $140,000 to $300,000 per week. The Company's new stores and certain remodeled locations have incorporated Homeland's new, larger superstore and combo formats.

          Of the 67 stores operated by the Company at May 1,
     1996, 11 are conventional stores, 44 are superstores and 12 are combo stores.
         The chart below summarizes Homeland's store
     development over the last three years:
                                                 Fiscal Year Ended
                                         12/30/95       12/31/94     01/01/94

     Average sales per store
        (in millions)...............    $    7.9 (1)    $   7.1      $   7.2

     Average total square feet
        per store...................      38,204 (1)     34,700       34,700

     Average sales per
        square foot.................        $207 (1)       $205         $208

     Number of stores:
        Stores at start of period...         111            112          113
        Stores remodeled............           5             10            3
        New stores opened...........           0              0            1
        Stores sold or closed.......          43              1            2
        Stores at end of period.....          68            111          112

     Size of stores:
        Less than 25,000 sq. ft.....           8             24           24
        25,000 to 35,000 sq. ft.....          24             38           39
        35,000 sq. ft. or greater...          36             49           49

     Store formats:
        Conventional................          11             29           29
        SuperStore..................          44             65           66
        Combo.......................          13             17           17

     (1) Reflects the operations of 68 stores in 1995.  The
     Company's Ponca City store, which was sold in April 1996, was a combo store.

          The Company's network of stores is managed by district managers on a geographical basis through four districts. Each district manager oversees store operations for approximately 17 stores. Store managers are responsible for determining staffing levels, managing store inventories (within the confines of certain parameters set by the Company's corporate headquarters) and purchasing products. Store managers have significant flexibility with respect to the quantities of items carried, but not necessarily types of products purchased. The Company's corporate headquarters is directly responsible for merchandising, advertising, pricing and capital expenditure decisions.

     Merchandising Strategy and Pricing

          The Company's merchandising strategy emphasizes competitive pricing through a high-low pricing structure, as well as the Company's leadership in quality products and ser-vice, selection, convenient store locations, specialty departments and perishable products (i.e., meat, produce, bakery and seafood). The Company's strategy is to price com-petitively with each conventional supermarket operator in each market area. In areas with discount store competition, the Company attempts to be competitive on high-volume, price sensitive items. The Company's in-store promotion strategy is to offer all display items at a lower price than the store's regular price and at or below the price offered by the store's competitors. The Company also currently offers double coupons, with some limitations, in all areas in which it operates.

     Customer Service

          The Company's stores provide a variety of customer services including, among other things, carry-out services, postal services, automated teller machines, pharmacies, video rentals, check cashing and money orders. The Company believes it is able to attract new customers and retain its existing customers because of its high level of customer service.

     Advertising and Promotion

          All advertising and promotion decisions are made by the Company's central merchandising and advertising staff.
     The Company's advertising strategy is designed to enhance its value-oriented merchandising concept and emphasize its reputation for fast, friendly service, variety and quality. Accordingly, the Company is focused on presenting itself as a competitively-priced, promotions oriented operator that offers value to its customers and an extensive selection of high quality merchandise in clean, attractive stores. This strategy allows the Company to accomplish its marketing goals of attracting new customers and building loyalty with existing customers. In May 1995, the Company introduced a new weekly advertising layout that improved product presentation and enhanced price perception. In addition, new signage was implemented in the stores calling attention to various in-store specials and creating a friendlier and more stimulating shopping experience.

          The Company currently utilizes a broad range of print and broadcast advertising in the markets it serves, including newspaper advertisements, advertising inserts and circulars, television and radio commercials and promotional campaigns that cover substantially all of the Company s markets. The Company receives co-operative and performance advertising reimbursements from vendors which reduce its advertising costs.

          In September 1995, the Company introduced a frequent-shopper card called the Homeland Savings Card, in its Amarillo, Texas stores. The Company believes that it is the only supermarket chain that can capitalize on a frequent-shopper card system because of the Company's advertising and market share dominance. The Company expects to introduce the Homeland Savings Card in its other stores in the third quarter of 1996.

     Products

          The Company provides a wide selection of name-brand and private label products to its customers. All stores carry a full line of meat, dairy, produce, frozen food, health and beauty aids and selected general merchandise. As of the close of fiscal year 1995, approximately 82% of the Company's stores had service delicatessens and/or bakeries and approximately 65% had in-store pharmacies. In addition, some stores provide additional specialty departments that offer ethnic food, fresh and frozen seafood, floral services and salad bars.

          The Company's private label name is  Pride of
     America.   The Company's private label program allows
     customers to purchase high quality products at lower than national brand retail prices. The Company's private label products include over 400 items covering virtually every major category in the Company's stores, including dairy products, meat, frozen foods, canned fruits and vegetables, eggs, health and beauty care products and plastic wrap.

          As a result of the Company's supply relationship with AWG, the Company's stores also offer certain AWG private label goods, including Best Choice and Always Save .

          Private label products generally represent quality and value to customers and typically contribute to a higher gross profit margin than national brands. The promotion of private label products is an integral part of the Company's merchandising philosophy of building customer loyalty as well as improving the Company's pricing image.

     Supply Arrangements

          The Company is a party to the supply agreement with AWG (the "Supply Agreement"), pursuant to which the Company became a member of the AWG cooperative and AWG is the Company's primary supplier. AWG currently supplies approximately 70% of the goods sold in the Company's stores. AWG is a buying cooperative which sells groceries on a wholesale basis to its retail member stores. AWG has approximately 800 member stores located in a ten-state region and is the nation's fourth largest grocery wholesaler, with approximately $2.97 billion in revenues in 1995.

          Pursuant to the Supply Agreement, AWG is required to supply products to the Company at the lowest prices and on the best terms available to AWG's retail members from time to time. In addition, the Company is (1) eligible to participate in certain cost-savings programs available to AWG's other retail members and (2) is entitled to receive certain member rebates and refunds based on the dollar amount of the Company's purchases from AWG's distribution center and periodic cash payments from AWG, up to a maximum of approximately $1.3 million per fiscal quarter, based on the dollar amount of the Company's purchases from AWG's distribution centers during such fiscal quarter.

          The Company purchases goods from AWG on an open account basis. AWG requires that each member's account be secured by a letter of credit or certain other collateral in an amount based on such member's estimated weekly purchases through the AWG distribution center. The Company's open account with AWG is currently secured by an $8.4 million letter of credit (the AWG Letter of Credit ) issued in favor of AWG by National Bank of Canada. In addition, the Company's obligations to AWG are secured by a first lien on all AWG Equity owned from time to time by the Company, which includes, among other things, AWG membership stock, the Company's right to receive monthly payments and certain other rebates, refunds and other credits owed to the Company by AWG (including patronage refund certificates, direct patronage or year-end patronage and concentrated purchase allowances).

          The amount of the AWG Letter of Credit may be decreased on a biannual basis upon the request of the Company based on the Company's then-current average weekly volume of purchases and by an amount equal to the face amount of the Company's issued and outstanding AWG patronage refund certificates. In the event that the Company's open account with AWG exceeds the amount of the AWG Letter of Credit plus any other AWG Equity held as collateral for the Company's open account, AWG is not required to accept orders from, or deliver goods to, the Company until the amount of the AWG Letter of Credit has been increased to make up for any such deficiency.

          Under the Supply Agreement, AWG has certain Volume Protection Rights, including (1) the right of first offer (the First Offer Rights ) with respect to any proposed sales of stores supplied under the Supply Agreement (the Supplied Stores ) and proposed transfers of more than 50% of the outstanding stock of the Company or Holding to an entity primarily engaged in the retail or wholesale grocery business,
     (2) the Company's agreement not to compete with AWG as a wholesaler of grocery products during the term of the Supply Agreement, and (3) the Company's agreement to dedicate the Supplied Stores to the exclusive use of a retail grocery facility owned by a retail member of AWG (the Use Restrictions ). The Company's agreement not to compete and the Use Restrictions contained in the Supply Agreement are terminable with respect to a Supplied Store upon the occurrence of certain events, including the Company's com-pliance with AWG's First Offer Rights with respect to any pro-posed sale of such store. In addition, the Supply Agreement provides AWG with certain purchase rights in the event the Company closes 90% or more of the Supplied Stores.

     Employees and Labor Relations

          At April 1, 1996, the Company had a total of 4,384 employees, of whom 2,762, or approximately 63%, were employed on a part-time basis. The Company employs 4,267 in its super-market operations. The remaining employees are corporate and administrative personnel.

          The Company is the only unionized grocery chain in its market areas. Approximately 91% of the Company's employees are union members, represented primarily by the United Food and Commercial Workers of North America
     ( UFCWNA ). In 1993, the UFCWNA ratified the existing UFCWNA labor agreement, implementing certain wage and benefit concessions.

          In March 1996, the Company and representatives of the UFCWNA reached an agreement in principle regarding certain modifications to the Company's existing collective bargaining agreements. The Modified Union Agreement was ratified during the week of March 11, 1996, by substantially all of each of the UFCWNA local union chapters. In addition the local union chapter of the Bakery, Confectionery and Tobacco Workers International Union (the "BCT"), representing 30 of the Company's in-store bakery employees, ratified modifications to its union agreement on the same terms and conditions as the modified union agreement with the UFCWNA (the modified union agreements with the UFCWNA and the BCT are referred to collectively as the "Modified Union Agreements").

          The Modified Union Agreements have a term of five years commencing on the Effective Date and are conditioned on the consummation of the Restructuring. The Modified Union Agreements consist of five basic elements: (a) wage rate and benefit contribution reductions and work rule changes; (b) the Employee Buyout Offer, pursuant to which the Company will make up to $6.4 million available for the buyout of certain unionized employees; (c) the establishment of an employee stock option trust (acting on behalf of the Company's unionized employees), which will receive, or be entitled to purchase, up to 522,222 shares of New Common Stock, or 10% of the New Common Stock, pursuant to the terms of the Modified Union Agreements; (d) the UFCWNA's right to designate one member of the Boards of Directors of Homeland and Holding following the Restructuring; and (e) the elimination of certain "snap back" provisions, incentive plans and "maintenance of benefits" provisions.

          The Company estimates that the Modified Union
     Agreements will result in cost savings of approximately $7.2 million (assuming no employees accept the Employee Buyout Offer) to $13.2 million (assuming the Employee Buyout Offer is fully subscribed) during the first full contract year following the Restructuring. There can be no assurance, however, that such cost savings will actually be realized. In addition, cost savings in future contract years may be offset in part by certain wage and benefit increases.

     Computer and Management Information Systems

          During 1995, the Company installed new client/server systems in order to enhance its information management capabilities, improve its competitive position and enable the Company to terminate the MIS Agreement (as defined below). The new system includes the following features: time and attendance, human resource, accounting and budget tracking, and scan support and merchandising systems.

          On October 1, 1991, the Company entered into an agreement (the MIS Agreement ) with K-C Computer Services, Inc. ( K-CCS ), providing for the outsourcing of the Company's management information system and electronic data processing functions. As a result of the installation of the new systems described above, the Company terminated the MIS Agreement effective as of March 31, 1996. The Company estimates that the termination of the MIS Agreement will reduce the Company s data processing and support costs by (net of replacement costs and other expenses) by approximately $23.9 million over fiscal years 1996 through 2001.

          The MIS Agreement provides a schedule for the
     payment of liquidated damages upon termination of the MIS Agreement prior to its expiration in 2001. Pursuant to the terms of the AWG Purchase Agreement, AWG is responsible for 52.3% of the payments under the MIS Agreement, including any termination payment. According to the liquidated damage schedule in the MIS Agreement, if the MIS Agreement is terminated for convenience by Homeland during 1996, the liquidated damage amount is $3 million. The same schedule provides for $2 million in liquidated damages if the MIS Agreement is terminated by the Company as a result of an
     acquisition.   The Company is unable to determine whether the
     liquidated damage amounts under the MIS Agreement accurately reflect the actual damages incurred by K-CCS as a result of the termination of the MIS Agreement prior to its expiration date. Pursuant to the AWG Purchase Agreement, the Company and AWG are required to take all steps reasonably practicable to achieve cost savings under the MIS Agreement.

          The Company has installed laser-scanning checkout systems in substantially all of its 67 stores. The Company utilizes the information collected through its scanner systems to track sales and to coordinate purchasing.

     Competition

          The supermarket business is highly competitive but very fragmented and includes small independent operators. The Company estimates that these operators represent over 40% of its markets. The Company also competes with larger store chains such as Albertson s and Wal-Mart, which operate 42 stores and 18 stores, respectively, in the Company's market areas, price impact stores such as Mega-Market, large independent store chains such as IGA, regional chains such as United and discount warehouse stores.

          The Company is a leading supermarket chain in Oklahoma, southern Kansas and the Texas Panhandle region. The Company attributes its leading market position to certain advantages it has over certain of its competitors including significant economies of scale for purchasing and advertising, excellent store locations and a strong reputation within the communities in which the Company operates.

          The Company's business has been adversely affected in recent years by the entry of new competition into the Company's key markets, which has resulted in a decline in the Company's comparable store sales. In 1994, there were 14 competitive openings in the Company's market areas including 11 new Wal-Mart supercenters, 2 new Albertson s and 1 new Mega Market. In 1995, there were 8 additional competitive openings in the Company's market areas, including 3 new Albertson s and 1 new Wal-Mart. Based on information publicly available, the Company expects that, in late 1996 or early 1997, Albertson's will open 3 new stores, Reasor's will open 1 new store and Crest will open 1 new store in the Company's market areas.

     Trademarks and Service Marks

          During the transition from Safeway to Homeland, the Company was able to generate a substantial amount of familiarity with the Homeland name. The Company continues to build and enhance this name recognition through promotional advertising campaigns. The Homeland name is considered material to the Company's business and is registered for use as a service mark and trademark. The Company has received federal and state registrations of the Homeland mark as a service mark and a trademark for use on certain products. The Company also received a federal registration of the service mark A Good Deal Better in early 1994.

     Regulatory Matters

          Homeland is subject to regulation by a variety of local, state and federal governmental agencies, including the United States Department of Agriculture, state and federal pharmacy regulatory agencies and state and local alcoholic beverage and health regulatory agencies. By virtue of this regulation, Homeland is obligated to observe certain rules and regulations, the violation of which could result in suspension or revocation of various licenses or permits held by Homeland. In addition, most of Homeland's licenses and permits require periodic renewals. To date, Homeland has experienced no material difficulties in obtaining or renewing its regulatory licenses and permits.

     ITEM 2.   PROPERTIES

          Of the 67 supermarkets operated by the Company, 12 are owned and the balance are held under leases which expire at various times between 1996 and 2013. Most of the leases are subject to six five-year renewal options. Out of 55 leased stores, only eight have terms (including option periods) of fewer than 20 years remaining. Most of the leases require the payment of taxes, insurance and maintenance costs and many of the leases provide for additional contingent rentals based on sales. No individual store operated by Homeland is by itself material to the financial performance or condition of Homeland as a whole. The average rent per square foot under Homeland's existing leases is $3.67 (without regard to amortization of beneficial interest).

          Substantially all of the Company's properties are subject to mortgages securing the Company's Senior Notes. As a result of the Restructuring, the Company anticipates that such mortgages will be released. The Company, however, expects the released properties to be subsequently secured under the New Credit Agreement (see "Management's Discussion and Analysis of Financial Conditions and Results of Operations Liquidity and Capital Resources")

          Although the Company believes that most of its existing store leases are at or below the current market rate, certain of the Company's stores are subject to burdensome lease terms. As part of the Restructuring, the Company intends to seek permission (pursuant to the Bankruptcy Code) to reject up to seven store leases and may also reject store leases on two underperforming stores to be closed during 1996.

          On June 12, 1995, the Company relocated its executive offices to a new leased facility located at 2601
     Northwest Expressway, Suite 1100 E, Oklahoma City, Oklahoma
     73112.

     ITEM 3.   LEGAL PROCEEDINGS

     Routine Litigation

          The Company is a party to ordinary routine litigation incidental to its business.

     Withdrawal Liability Dispute

          The Company received a notice and demand for payment dated June 22, 1995, from Central States, Southeast and Southwest Areas Pension Fund (the Fund ) in the amount of approximately $4.4 million. The Fund has asserted that the Company incurred a withdrawal liability because the Fund contends that the cessation of contributions to the Fund by the Company was not solely because of the AWG Transaction. The Company believes that no liability was incurred because the AWG Sale was in compliance with an exemption from withdrawal liability provided by Section 4204 of the Employee Retirement Income Security Act of 1974, as amended ( ERISA ).

          On September 29, 1995, the Fund filed a collection action (the Illinois Action ) in the United States District Court for the Northern District of Illinois, Eastern Division, to compel the Company to make payments on the asserted liability. On January 18, 1996, the Company initiated arbitration of the withdrawal liability dispute by filing a Demand for Arbitration with the American Arbitration Association. No arbitration schedule had been set as of May 1, 1996.

          Pursuant to the AWG Purchase Agreement, AWG is
     obligated to reimburse the Company in an amount up to approximately $3.4 million for any withdrawal liability
     incurred with respect to  covered operations   resulting from
     a failure to satisfy the requirements of ERISA Section 4204 in
     respect of the  covered operations.   The Company has
     requested that AWG make the withdrawal liability payments.
     AWG has denied liability and has refused to reimburse the Com-pany for any withdrawal liability or to make the withdrawal liability payments to the Fund. On March 11, 1996, AWG filed an action in the United States District Court for the District of Kansas for a declaratory judgment as to the rights and legal relations between the Company and AWG arising out of AWG's agreement to reimburse the Company.

           On March 14, 1996, the Company filed a Motion to
     Implead AWG as a third party defendant in the Illinois Action. On March 15, 1996, the Fund filed a Motion for Summary Judgment for the entire withdrawal liability assessment of approximately $4.4 million and for an unspecified amount of liquidated damages, attorney's fees and costs. The Company and the Fund have agreed to mediate the dispute and the Judge has appointed a third party mediator. No mediation date had been set as of May 1, 1996.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted by Holding to a vote of Holding's security holders during the quarter ended December
     30, 1995.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS

          There is no established public trading market for the Common Stock, the only class of common equity of Holding currently issued and outstanding.

     ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The following table sets forth selected consolidated financial data of the Company which has been derived from financial statements of the Company for the 52 weeks ended December 30, 1995, December 31, 1994 and January 1, 1994, the 53 weeks ended January 2, 1993 and the 52 weeks ended December 28, 1991 respectively, which have been audited by Coopers & Lybrand L.L.P. See Notes to Selected Consolidated Financial Data for additional information.

          The selected consolidated financial data should be read in conjunction with the respective consolidated financial statements and notes thereto which are contained elsewhere herein.
                          (In thousands, except per share amounts)

                              52 weeks  52 weeks 52 weeks   53 weeks 52 weeks
                                 ended     ended    ended      ended    ended
                              12/30/95  12/31/94 01/01/94   01/02/93 12/28/91

Summary of Operations Date:

 Sales, net . . . .  . . .    $630,275 $785,121  $810,967  $830,964 $786,785

 Cost of Sales. . . . . . .    479,119  588,405   603,220   609,906  573,470

 Gross profit . . . . . . .    151,156  196,716   207,747   221,058  213,315

 Selling and administrative .  151,985  193,643   190,483   199,547  187,312

 Operational restructuring
   costs (1)                    12,639    23,205      -         -         -

 Operating profit (loss). .    (13,468)  (20,132)  17,264    21,511   26,003

 Gain on sale of plants . . .      -       -        2,618        -        -

 Interest expense . . .  .     (15,992)  (18,067) (18,928)  (24,346) (22,257)

 Income (loss) before income taxes
 and extraordinary items .     (29,460)  (38,199)     954   (2,835)    3,746

 Income taxes . . . . . .          -      (2,446)   3,252     (982)     (992)

 Income (loss) before extraordinary
 items.                        (29,460)  (40,645)   4,206   (3,817)     2,754

 Extraordinary items
  (2) (3) (4).                  (2,330)     -      (3,924)    (877)     -

 Net Income (loss). . . .      (31,790)  (40,645)     282   (4,694)    2,754

 Reduction (Accretion) in redemption value of
  redeemable common stock . .      940     7,284       -        -      (132)

 Net income (loss) available to common
  stockholders. . . . . .      (30,850) $(33,361) $  282  $(4,694)  $ 2,622

 Net income (loss) per common
 share (5). .                 $   (.93)  $  (.96) $  .01  $  (.13)   $  .07

Consolidated Balance Sheet Data: 12/30/95 12/31/94 01/01/94 01/02/93 12/28/91

 Total assets . . . . . . .    $137,582   $239,134 $274,290 $305,644 $285,735

 Long-term obligations, including
 current portion of long-term
 obligations . .               $124,242   $176,731 $172,600 $198,380 $179,680

 Redeemable common stock. . .  $     17   $  1,235 $  8,853 $  9,470 $ 10,616

 Stockholders' equity (deficit)$(28,106)  $  4,071 $ 36,860 $ 37,150 $ 41,844

                    NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA
                                 (In thousands)


(1) Operational restructuring costs during 1995 included the write-off of software no longer utilized by the Company, the write-off of goodwill in connection with the Restructuring and a termination charge resulting from the cancellation of the Company's computer outsourcing agreement. Operational restructuring costs during 1994 included the estimated losses to be incurred on the AWG Transaction and associated expenses and the estimated losses and expenses in connection with the anticipated closing of 15 stores during 1995.

(2) Extraordinary items during 1995 included the payment of $906 in premiums and consent fees on the redemption of $15,600 of the Company's Senior Notes and $1,424 in unamortized financing costs related to the Senior Notes so redeemed as well as the replacement of the prior revolving credit facility.

(3) Extraordinary items during 1993 included the payment of approximately $2,776 in premiums on the redemption of $47,750 in aggregate principal amount of the Company's remaining 15-1/2% Subordinated Notes due November 1, 1997 (the "Subordinated Notes") at a purchase price of 105.8% of the outstanding principal amount, and $1,148 in unamortized financing costs related to the Subordinated Notes so redeemed.

(4) Extraordinary items during 1992 included the payment of approximately $1,225 in premiums on the repurchase of $12,250 in aggregate principal amount of the Company's Subordinated Notes at a purchase price of 110% of the outstanding principal amount, $371 in unamortized financing costs related to the Subordinated Notes so purchased, and a credit representing the discount of $500 on the Company's prepayment of $1,500 on the $5,000 note payable to Furrs, Inc. issued in connection with the Company's acquisition of certain stores from Furrs, Inc. in September 1991. The extraordinary items have been shown net of income taxes of $219.

(5) Common Stock held by management investors is presented as redeemable common stock and excluded from stockholders' equity since the Company has agreed to repurchase such shares under certain defined conditions, such as death, retirement or permanent disability. See "Management -- Management Stock Purchases." In addition, net income
          (loss) per common share reflects the accretion in/reduction to redemption value as a reduction/increase in income available to all common stockholders.

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

     Results of Operations

               General

          The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales for the periods indicated:


                                              Percentage of Net Sales
                                                    Fiscal Year

                                            1995        1994        1993

     Net Sales........................     100.00%     100.00%     100.00%
     Cost of sales....................      76.02       74.94       74.38
       Gross profit...................      23.98       25.06       25.62

     Selling and administrative.......      24.11       24.67       23.49
     Operational restructuring costs         2.01        2.96         -
     Operating profit (loss)........        (2.14)      (2.57)       2.13
     Gain on sale of plants...........        -           -           .32
     Interest expense.................      (2.53)      (2.30)      (2.33)

     Income (loss) before income
       taxes and extraordinary items..      (4.67)      (4.87)        .12
     Income tax benefit (provision).......    -         ( .31)        .40
     Income (loss) before
       extraordinary items............      (4.67)      (5.18)        .52

     Extraordinary items..............      (0.37)        -          (.48)

     Net income (loss)................      (5.04)      (5.18)        .04

               Comparison of Fifty-Two Weeks Ended December 30,
          1995 with Fifty-Two Weeks Ended December 31, 1994

          Sales. Net sales for 1995 declined to $630.3 million, a 19.7% decrease from sales of $785.1 million in 1994. The decrease in net sales was due primarily to the sale of 29 stores to AWG on April 21, 1995 and the closing of 14 underperforming stores over the course of 1995. These stores were closed pursuant to the Company's plan to close certain marginal and underperforming stores. Net sales were also impacted by increased competition in the Company's market area resulting from additional store openings of Wal-Mart supercenter stores and Albertsons stores during 1994. There was one new Wal-Mart supercenter store and three Albertson's stores that opened in the Company's market area during 1995.


             The Company's comparable stores sales for the 68 stores increased by 0.2% compared to the prior year, due primarily to improved store conditions, a new advertising program and increased promotional pricing.

              Cost and Expenses. Gross profit as a percentage of sales decreased to 24.0% in 1995 compared to 25.1% in 1994. The continued erosion of the Company's gross margins was the result of a number of factors including (a) the difficulties in transforming the Company from a self-supplier to a member of a purchasing cooperative and (b) additional competitive openings (there were eight additional competitive openings in the Company's market areas in 1995) and the aggressive pricing practices of certain competitors.

               Selling and administrative expenses as a percentage of sales decreased in 1995 to 24.1% from 24.7% in 1994. The Company was able to implement personnel and other cost reductions at the corporate office as a result of the sale of 29 stores and its distribution center to AWG. This included a reduction of headcount by approximately 50% at the corporate office, lower travel, telephone, and service charges, computer expenses and other related administrative expenses. The decrease was also due to an additional workers compensation accrual during 1994 that did not recur in 1995.

               The Company is continuing its drive to contain and reduce costs. New systems have recently been installed that allowed the Company to terminate its expensive computer outsourcing agreement, thereby reducing future computer and information systems costs. Furthermore, the Company expects to streamline numerous other processes that will benefit expense reduction efforts.

               Operational Restructuring Costs. Operational restructuring costs for 1995 amounted to $12.6 million which included the write-off of computer software no longer being utilized by the Company, the write-off of goodwill in connection with the Restructuring and a termination fee associated with the cancellation of the Company's computer outsourcing agreement.

               Operating Loss. Operating loss was $13.5 million in 1995 compared to an operating loss of $20.1 million in 1994.
     The lower operating loss was due primarily to lower operational restructuring costs which declined from $23.2 million in 1994 to $12.6 million in 1995.


               Interest Expense. Interest expense for 1995 decreased to $16.0 million from $18.1 million in 1994. The lower interest expense was due primarily to the redemption of $25.0 million of Senior Notes on June 1, 1995.

               Income Tax Provision. The Company did not record any provision for income taxes for 1995. At December 30, 1995, the Company had tax net operating loss carryforwards of approximately $48.6 million.

               Extraordinary Items. Extraordinary items for the year consist of the payment of $600,000 in consent fees to the holders of the Senior Notes (as defined in Liquidity and Capital Resources of this section), $306,000 in premiums on the redemption of $15.6 million of New Fixed Rate Notes (as defined in Liquidity and Capital Resources of this section) and $1.4 million in unamortized financing costs related to the redemption of $25.0 million of Senior Notes and the replacement of the prior revolving credit agreement.

               Net Loss. The Company had a net loss of $31.8 million in 1995 compared to a net loss of $40.6 million in 1994. The lower net loss in 1995 was due primarily to a reduction in operational restructuring costs from $23.2 million in 1994 to $12.6 million in 1995.

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

               Cost and Expenses. Gross profit as a percentage of sales for 1994 decreased to 25.1% compared to 25.6% in 1993. The decrease in the gross profit margin was partially due to increased promotional pricing in response to the increased competition in the Company's market area. The decrease was also partially due to a decrease in the period of time for amortizing video rental tapes. The decrease was partially offset by a reduction in the inventory losses accounted for in the Company's retail stores during 1994. The retail store inventory losses were approximately $1.8 million less than inventory losses in 1993, resulting principally from a reduction in the losses in the meat department. The improvement in the meat department losses was due to a change in the procedures to process only the amount of product anticipated to be sold and not processing excessive quantities of fresh beef and pork to fill the display areas.

               The decline in gross profit margin was also due in part to an increase in warehouse and transportation expense as a percent of sales in 1994 which was due to an increase in the warehouse square footage and an increase in the number of warehouse personnel resulting from converting the former ice cream plant into additional frozen food warehouse space.

               Selling and administrative expenses as a percentage of sales increased in 1994 to 24.7% from 23.5% for 1993. The increase in selling and administrative expenses as a percentage of sales was due in large part to the decrease in sales for 1994 as compared to the prior year. However, the expenses also increased during 1994 due in part to the contractual increase in the monthly fees in connection with the Company's computer services agreement and a one-time change in the administration of the vacation policy which occurred during 1993 and did not recur in 1994. Expenses also increased due to additional reserves recorded for estimated bad debts on accounts receivable due from vendors and wholesale customers which may not be collected in full as a result of the AWG Transaction and the Company wrote down certain fixed assets to fair market value. The Company also recorded an increase of $5.7 million in the accrual for workers' compensation claims in 1994 as compared to the prior year due to an increase in the actuarially projected ultimate costs of the self-insured plans reflecting increases in claims and related settlements. These increases in expense were partially offset by a reduction in retail wages and benefits resulting from the modified collective bargaining agreement entered into with the UFCWNA in December 1993.

               Operational Restructuring Costs. Operational restructuring costs for 1994 were $23.2 million which included an estimate of the expenses to be incurred in connection with the sale of the warehouse and 29 stores to AWG and the closing of 15 stores during 1995. The accrual included the fixed costs of the closed stores from the time they were expected to be closed until they could be sold or the leases expire.

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

               Interest Expense. Interest expense for 1994 decreased to $18.1 million from $18.9 million in 1993 due primarily to the redemption of the Company's Subordinated notes which were redeemed by the Company on March 1, 1993.


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

               The IRS concluded in December 1993 a field audit of the Company's income tax returns for the fiscal years 1990, 1991 and 1992. On January 31, 1994, the IRS issued a Revenue Agent's Report for those fiscal years proposing adjustments that would result in additional taxes in the amount of $1.6 million (this amount is net of any available operating loss carryforwards, which would be eliminated under the proposed adjustment). The Company filed its protest with the IRS Appeals Office on June 14, 1994. On June 28, 1995, the Company reached a tentative agreement with the IRS Appeals office to settle the above claims. Management has analyzed the proposed settlement and has provided for, in accordance with generally accepted accounting principles, amounts which it currently believes are adequate.

               Extraordinary Items. There were no extraordinary items incurred during fiscal 1994. Extraordinary items in 1993 consisted of the payment of $2.776 million in premiums on the redemption of $47.750 million in aggregate principal amount of the Subordinated Notes at a purchase price of 105.8% of the outstanding principal amount and $1.148 million in unamortized financing costs related to the redemption of the subordinated notes on March 1, 1993. See "Liquidity and Capital Resources" in this section.

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

               On April 21, 1995, the Company and the Senior Note Indenture trustee entered into a supplemental indenture effecting certain amendments to the Senior Note Indenture.
     The amendments (a) increased the interest rate on each series of Notes by one-half of one percent (0.5%) per annum; (b) amended, added and deleted certain financial covenants and related definitions under the Senior Note Indenture (including modifying the Consolidated Fixed Charge Coverage Ratio covenant, adding a new Debt-to-EBITDA ratio and a new Capital Expenditures covenant, deleting the Adjusted Consolidated Net Worth covenant) to reflect the Company's size, operations and financial position following the AWG Transaction; (c) amended certain provisions of the Senior Note Indenture to permit the Company to incur certain liens and indebtedness and to make an investment in certain membership stock and receive or earn patronage certificates or other equity in connection with the supply agreement to be entered into with AWG; (d) amended certain provisions of the security agreement to provide that AWG will have a first lien on certain collateral to be acquired by the Company in connection with the AWG supply agreement; (e) amended certain other provisions of the Senior
     Note Indenture to, among other things, limit the Company's ability to incur certain future indebtedness and guarantees, and to provide that a certain amount of net proceeds from future asset sales must be applied to an offer to redeem the Senior Notes; (f) made certain technical amendments to the Senior Notes' Intercreditor Agreement; (g) and amended the Senior Notes' Mortgage to provide that defaults under, or modifications or terminations of, a certain lease related to a store to be closed, will not constitute a default or event of default under the Senior Notes' Mortgage.

               On June 1, 1995, the Company redeemed $15.6 million of its New Fixed Rate Notes, $6.9 million of New Floating Rate Notes and $2.5 million of Old Floating Rate Notes (collectively the "Redeemed Notes"). The redemption price for the Redeemed Notes was equal to 100% of the principal amount and accrued interest of $695,000 plus, in the case of the New Fixed Rate Notes, a premium of $306,000. At May 1, 1996, $59.4 million of New Fixed Rate Notes, $26.1 million of New Floating Rate Notes and $9.5 million of Old Floating Rate Notes were outstanding.

               On April 21, 1995, the Company entered into a revolving credit agreement (the "Revolving Credit Agreement") with National Bank of Canada, ("NBC") as agent and as lender, Heller Financial, Inc. and any other lenders thereafter parties thereto. The Revolving Credit Agreement provides a commitment of up to $25 million in secured revolving credit loans, including certain letters of credit. The Revolving Credit Agreement permits borrowings for working capital needs and for the issue of standby letters of credit and documentary letters of credit. Borrowings under the Revolving Credit Agreement bear interest at the NBC Base Rate plus 1.5% for the first year. Subsequent year's interest rates will be dependent upon the Company's earnings but will not exceed the NBC base rate plus 2.0%. All borrowings under the Revolving Credit Agreement are subject to a borrowing base and mature no later than February 27, 1997, with the possibility of extending the maturity date to March 31, 1998 if the Company's Series A Senior Secured Floating Rate Notes due February 27, 1997, are extended or refinanced on terms acceptable to NBC. At May 1, 1996, the net unused and available amount under the Revolving Credit Facility was $6.8 million.

               Despite the completion of the AWG Transaction and the commencement of the Company's new marketing plan, the Company continued to experience operating difficulties in 1995. As a result of the Company's operating difficulties, the Company began experiencing significant liquidity problems in the third quarter of 1995. The Company's liquidity problems reached a critical point in late August immediately prior to the scheduled September 1, 1995 interest payment on
     the Senior Notes of approximately $4.5 million.   Although the
     Company made the September 1, 1995 interest payment on the Senior Notes, this payment was funded in part from the proceeds of certain accrued AWG receivables and benefits under the Supply Agreement that the Company assigned to AWG.

               The Company responded to its operating and liquidity problems by (a) seeking ways to improve the Company's gross margins, such as improving sales mix and reducing markdowns and (b) addressing the AWG "transitional" issues by monitoring store inventory levels and AWG billings. However, the Company realized that a long-term solution, such as a restructuring of the Company's indebtedness or the sale of the Company to a third party was required for the Company to remain viable.

               In November and December 1995, the Company retained Alvarez & Marsal, Inc. ("A&M") to act as the Company's crisis consultant and Donaldson, Lufkin & Jenrette Securities
     Corporation ("DLJ"), respectively, to act as the Company's financial advisor. In addition, during this time, the Committee was formed.

               In late 1995 and early 1996, DLJ assisted the Company in exploring certain strategic restructuring alternatives, including the sale of the Company to a third party. In connection with these efforts, DLJ contacted a number of potential buyers and investors. Excluding indications of interest to purchase individual stores or small groups of stores, DLJ received only one offer to purchase the Company as a whole. The Company and the Committee, together with their respective advisors, concluded that this offer was inadequate and should be rejected.

               In December 1995, the Company informed the lenders under the Revolving Credit Agreement and the trustee under the Senior Note Indenture that it would be unable to comply with certain year-end financial maintenance covenants (the Consolidated Fixed Charge Coverage Ratio and the Debt-to-EBITDA Ratio) contained in the Revolving Credit Agreement and the Senior Note Indenture and requested a temporary waiver of its obligations under such covenants in order to facilitate a global restructuring of all of the Company's indebtedness.
     The lenders under the Revolving Credit Agreement and the trustee under the Senior Note Indenture (acting at the direction of a majority in principal amount of the Old Notes then outstanding) waived compliance by the Company with these financial covenants through the earlier to occur of April 15, 1995 and the date on which the Company defaulted on any of its payment obligations with respect to the Senior Notes.


               On March 1, 1996, the Company failed to make the scheduled interest payment on its Senior Notes in the amount of approximately $4.5 million. This payment default resulted in a termination of the December 1995 waiver under the Senior
     Note Indenture. Notwithstanding such termination, the Committee advised the Company that, so long as restructuring negotiations between the Company and the Committee were proceeding, the Committee would not exercise any contractual or other remedies in response to the interest payment default. Moreover, the lenders under the Revolving Credit Agreement agreed that their waiver would continue to be effective through May 20, 1996, notwithstanding such payment default.

               On March 27, 1996, the Company entered into an agreement in principle with the Committee with respect to the Restructuring. The agreement in principle provides that, upon completion of the Restructuring, the $95 million of Senior Notes currently outstanding (together with accrued interest of $6.6 million) will be canceled and the Noteholders will receive $60 million in aggregate principal amount of new senior subordinated notes, a majority of the new equity of the reorganized Company and $1.5 million in cash. The new senior subordinated notes, to be issued pursuant to a new indenture, will mature in 2003, bear interest semi-annually at a rate of 10% per annum and will not be secured. In addition, the noteholders and the Company's general unsecured creditors will receive approximately 60% and 35%, respectively, of the equity of reorganized Holding (assuming total unsecured claims of approximately $63 million, including noteholder unsecured claims). Holding's existing equity holders will receive the remaining 5% of the new equity, together with five year warrants to purchase an additional 5% of such equity.

               An integral part of the Restructuring is the Company's previously-announced deal with its labor unions to modify certain elements of the Company's existing collective bargaining agreements. These modifications will provide for, among other things, wage and benefit modifications, the buyout of certain employees and the issuance and purchase of new equity to a trust acting on behalf of the unionized employees. The modified collective bargaining agreements are conditioned on, and will become effective upon, the consummation of the Restructuring.

               As a result of these changes to the Company's capital structure and collective bargaining agreements, the Company will significantly reduce its interest and labor cost.

               The lenders under the Revolving Credit Agreement have agreed to lend the Company (on a revolving basis) up to $27 million (subject to borrowing base availability) for its working capital and other general corporate purposes under a debtor-in-possession facility (the "DIP Facility").


               Under the DIP Facility, the Company is permitted to borrow up to the lesser of $27 million and the "Borrowing Base." The Borrowing Base is an amount equal to the sum of
     (1) 65% of the net amount of "eligible inventory," (2) 40% of the net amount of "eligible pharmaceutical inventory," (3) 85% of the net amount of "eligible coupons;" and (4) 50% of net amount of "eligible pharmaceutical receivables." Borrowings under the DIP Facility bear interest at an interest rate equal to (1) the prime rate announced publicly by National Bank of Canada from time to time in New York, New York plus (2) two percent. Interest is payable quarterly in arrears on the last day of March, June, September and December, commencing on June 30, 1996. The DIP Facility will mature on the earlier of (1) one year from the date of filing of the Company's voluntary petition under Chapter 11 of the Bankruptcy Code, and (2) the effective date of the Company's Plan of Reorganization (the "Plan").

               The DIP Facility provides that National Bank of Canada, on behalf of itself and as agent for the lenders under the DIP Facility, will have liens on, and security interests in, all of the pre-petition and post-petition property of the Company (other than the collateral under the Senior Note Indenture), which liens and security interests will have priority over substantially all other liens on, and security interests in, the Company's property (other than properly perfected liens and security interests which existed prior to the date of filing of the Company's voluntary petition under the Bankruptcy Code).

               The DIP Facility includes certain customary restrictive covenants, including restrictions on acquisitions, asset dispositions, capital expenditures, consolidations and mergers, distributions, divestitures, indebtedness, liens and security interests and transactions with affiliates. The DIP Facility also requires the Company to comply with certain financial maintenance and other covenants.

               On the effective date of the Plan (the "Effective Date") the Company anticipates that it will enter into a new bank credit agreement or an amendment and restatement of its existing credit agreement (the "New Credit Agreement"), the general terms of which must be approved by the Committee. As of the date hereof, the Company is in discussions with a number of banks potentially interested in providing this credit facility, including the lenders under its existing credit facility. There can be no assurance, however, that any bank or group of banks will agree to provide a bank credit facility on terms acceptable to the Company and the Committee.

               The Company anticipates that the New Credit
     Agreement will provide for up to $37.5 million in borrowings, including approximately $27.5 million under a revolving credit facility (subject to borrowing base requirements) and a $10 million term loan. Proceeds from the term loan will be used primarily to fund certain obligations under the Modified Union Agreements and to pay certain transaction expenses relating to the Restructuring. The Company expects that its obligations under the New Credit Agreement will be secured by a security interest in, and liens on, substantially all of the Company's assets and will be guaranteed by Holding.

               Working Capital and Capital Expenditures. The Company's primary sources of capital have been borrowing availability under the Revolving Credit Agreement and cash flow from operations, to the extent available. The Company uses the available capital resources for working capital needs, capital expenditures and repayment of debt obligations.

               The Company suffered a negative cash flow from operations of $8.0 million in 1995 compared to positive cash flow of $0.3 million in 1994 and $13.0 million in 1993. The cash flow deficit in 1995 is due to the Company incurring a net cash outflow before working capital changes of $7.3 million, which is the net loss of $31.8 million offset by $24.5 million of non-cash charges. The remainder of the cash outflow from operations are from net working capital changes that resulted primarily from the AWG Transaction.

               The Company's investing activities provided net cash of $65.1 million in 1995 and used net cash of $4.0 million and $3.1 million in 1994 and 1993, respectively. The substantial increase for cash provided by investing activities in 1995 was the result of sale of the warehouse, 29 stores and associated inventory to AWG. Capital expenditures were $4.7 million, $5.4 million and $7.1 million in 1995, 1994 and 1993, respectively. The Company expects to make total capital expenditures of approximately $5.0 million in 1996, primarily for store information systems and remodels. The funds required for the 1996 capital expenditures would come from the remaining escrow funds of approximately $0.7 million available for reinvestment from the AWG Transaction, cash flow from operations, the DIP Facility and the New Credit Agreement.

               Financing activities of the Company used net cash of $51.0 million in 1995, provided net cash of $1.9 million in 1994 and used net cash of $33.5 million in 1993. The net cash usage in 1995 was primarily due to the paydown of $25.0 million in Senior Notes and $21.0 million of revolving credit facility loans.

               The Company's ability to continue to meet its working capital needs, meet its debt and interest obligations and capital expenditure requirements is dependent on its future operating performance and the consummation of the Restructuring. Management believes that the Restructuring will have a favorable effect on the Company's future liquidity by (i) reducing future interest cost, (ii) reducing labor costs, (iii) extending the maturities of the Company's long-term debt, (iv) reducing the Company's store lease obligations by the rejection of at least seven store leases and (v) permitting additional borrowings through the release of collateral under the Senior Note Indenture. There can be no assurance that future operating performance will provide positive net cash or that the Restructuring will be successful. If the Company is not able to generate positive cash flow from its operations or if the Restructuring is not successfully consummated, management believes that this could have a material adverse effect on the Company's business and the continuing viability of the Company.

     Recently-Issued Accounting Standards

               The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121")) in March 1995 to establish accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. The Company has not yet adopted this accounting standard, which becomes effective in 1996 for Homeland, nor has it evaluated the potential impact of adoption in 1996.
     The impact of SFAS no. 121 is not reasonably estimable at this time due to certain factors discussed in Note 2 to the consolidated financial statements. Although this standard may affect reported earnings and the carrying values of long-lived assets, there will be no impact on cash flows.

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


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE

                    None.
                                         PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Set forth below are the names, ages, present positions and years of service (in the case of members of management) of the directors and management of Homeland:

                                                               Years with the
                                                              Company and/or
                               Age      Position                   Safeway

     B. Charles Ames *         70       Chairman of the Board        -
     James A. Demme*           55       President, Chief             1
                                         Executive Officer and
                                         Director
     Larry W. Kordisch*        48       Executive Vice President -   1
                                         Finance, Treasurer, Chief
                                         Financial Officer and
                                         Secretary
     Steven M. Mason           41       Vice President - Marketing  26
     Terry M. Marczewski*      41        Chief Accounting Officer,   1
                                         Assistant Treasurer,
                                         Assistant Secretary
     Alfred F. Fideline, Sr.   58       Vice President - Retail    39
                                         Operations
     Prentess E. Alletag, Jr.  49       Vice President - Human     29
                                         Resources
     John A. Shields           52       Director                   --
     Bernard S. Black          42       Director                   --
     Bernard Paroly            77       Director                   --
     Andrall E. Pearson        70       Director                   --
     Hubbard C. Howe           67       Director                   --
     Michael G. Babiarz        30       Director                   --



*         Holding's Board of Directors is identical to that of Homeland.  Mr.
          Ames serves as Holding's Chairman of the Board, Mr. Demme serves as Holding's President and Chief Executive Officer, Mr. Kordisch as Executive Vice President - Finance, Treasurer, Chief Financial Officer and Secretary and Mr. Marczewski as Chief Accounting Officer, Assistant Treasurer and Assistant Secretary.

          B. Charles Ames was elected as Chairman of the Board of Holding and Homeland in January 1991. Mr. Ames is a principal of CD&R and has been a director of the Company since January 1988. He is also a general partner of the general partner of C&D Fund IV. He was a limited partner of the general partner of C&D Fund III until October 1990, when he assigned his limited partnership interest to B. Charles Ames as Trustee of the trust created pursuant to a Declaration of Trust, dated July 25, 1982. From October 1987 to December 1990, Mr. Ames was a consultant to CD&R. From January 1988 to May 1990, Mr. Ames served as Chairman and Chief Executive Officer of The Uniroyal Goodrich Tire Company, a major tire manufacturer. From July 1983 to October 1987, Mr. Ames served as Chairman of the Board and Chief Executive Officer of Acme-Cleveland Corporation, a manufacturer of machine tools, telecommunication equipment and electrical and electronic controls, of which he was President and Chief Executive Officer from 1981 to 1983. Mr. Ames is a director of Diamond Shamrock R&M Inc., Warner Lambert Company, M.A. Hanna Company, The Progressive Corporation, Lexmark International, Inc. and its parent Lexmark Holding, Inc., and WESCO Distribution, Inc. and its parent CDW Holding, Inc.

          James A. Demme became President, Chief Executive
     Officer and a director of the Company as of November 30, 1994. From 1992 to 1994, Mr. Demme served as Executive Vice President of Retail Operations of Scrivner, Inc. He was responsible for the operations of their 170 retail stores which had a total volume exceeding $2 billion. From 1991 to 1992, Mr. Demme served as Senior Vice President of Marketing of Scrivner, Inc. where he was responsible for restructuring and refocusing the merchandising department to retail orientation. From 1988 to 1991, Mr. Demme was President and Chief Operating Officer of Shaws Supermarkets, which was the nation's fifteenth largest retail chain with sales of $1.7 billion.

          Larry W. Kordisch joined the Company in February
     1995 and became Executive Vice President - Finance, Treasurer, Chief Financial Officer and Secretary as of May 1995. Prior to joining Homeland, Mr. Kordisch served as Executive Vice President - Finance and Administration, Chief Financial Officer and member of the Board of Directors of Scrivner, Inc. and was responsible for the Finance, Accounting, Risk Management, Legal and Administrative functions.

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

          Terry M. Marczewski joined the Company in April 1995 and became the Chief Accounting Officer, Assistant Treasurer and Assistant Secretary as of May 1995. From July 1994 to April 1995, he was the controller at Fleming Companies, Inc.- Scrivner Group. From 1990 to July 1994, Mr. Marczewski was the Vice President and Controller at Scrivner, Inc., the nation's third largest grocery wholesaler, prior to its acquisition by Fleming Companies, Inc.

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

          John A. Shields became a director of Homeland in May 1993. Mr. Shields also served as Vice Chairman of the Board of Holding and Homeland from December 1993 to December 1995. He served as President, Chief Executive Officer, Chief Operating Officer, and a member of the Board of Directors of First National Supermarkets from 1983 to 1993. Mr. Shields is also a director of D.I.Y. Home Warehouse, Inc., Shore Bank & Trust, and Shore Bank Corporation.

          Bernard S. Black is a Professor of Law at the Columbia Law School. He joined the Columbia law faculty in July 1988. Professor Black served as counsel to Commissioner Joseph A. Grundfest of the Securities and Exchange Commission from January 1987 through July 1988. From 1983 to 1987, he practiced law in New York City, specializing in mergers and acquisitions and corporate and securities law. In September 1989, Professor Black became a director of Homeland.

          Bernard Paroly served as Chairman and Chief
     Executive Officer of Pathmark Supermarkets from mid-1981 to July 1986. In November 1987, Mr. Paroly become a director of Homeland.

          Andrall E. Pearson is a director of the Company. He is a principal of CD&R. He is a limited partner of the general partner of C&D Fund IV. He was a Professor of Business Administration at the Graduate School of Business at Harvard University from 1985 until January 1993. From 1971 through 1985, Mr. Pearson was President and Chief Operating Officer of PepsiCo., Inc. Mr. Pearson is a director of PepsiCo., Inc., May Department Stores Company, The Travelers, Inc. (formerly Primerica Corporation), and Lexmark International, Inc. and its parent Lexmark Holding, Inc.

          Hubbard C. Howe became a director of Homeland in August 1995. He has been a principal of CD&R since 1990. Mr. Howe is also a director of Nukote Holdings and APS Holdings.

          Michael G. Babiarz became a director of Homeland in January 1995. Mr. Babiarz has been a professional employee of CD&R since 1990.

     ITEM 11.  EXECUTIVE COMPENSATION

     Summary of Cash and Certain Other Compensation

          The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer, each of the three other most highly compensated executive officers of the Company and one former executive officer (hereinafter referred to as the "Named Executive Officers") for the fiscal years ended December 30, 1995,
          December 31, 1994, and January 1, 1994:

                           SUMMARY COMPENSATION TABLE

                           Annual Compensation

     Name and                                    Other
     Principal                                   Annual       All Other
     Position               Year Salary  Bonus Compensation Compensation (3)(4)

     James A. Demme (1)     1995 $200,000 $100,000    (2)          $  4,396
     President and          1994   11,538    -        (2)               -
     Chief Executive
     Officer of the
     Company

     Mark S. Sellers (6)    1995 $ 81,922 $140,656  $271,613 (5)   $208,207
     Former Executive       1994  153,000  130,050   114,474 (5)     43,447
     Vice Pres. Finance,    1993  160,192  153,000    80,852 (5)     34,604
     Treasurer, Chief
     Financial Officer
     and Secretary

     Larry W. Kordisch(7)   1995 $126,923 $100,000    (2)         $  3,907
     Executive Vice
     Pres. Finance,
     Treasurer, Chief
     Financial Officer
     and Secretary

     Steven M. Mason        1995 $130,500 $ 19,575    (2)       $   6,414
     Vice President  -      1994  130,500  110,925    (2)           8,963
     Marketing              1993  107,250  103,500    (2)           3,904

     Terry M. Marczewski(8) 1995 $ 69,32  $ 20,000     (2)       $     43
     Chief Accounting
     Officer, Assistant
     Treasurer, Assistant
     Secretary


     (1)  Mr. Demme joined the Company as President, Chief
          Executive Officer and a director as of November 30, 1994.

     (2) Personal benefits provided to the Named Executive Officer under various Company programs do not exceed 10% of total annual salary and bonus reported for the Named Executive Officer.

     (3) All other compensation includes contributions to the Company's defined contribution plan on behalf of each of the Named Executive Officers to match 1993 pre-tax elective deferral contributions (there was no match for 1994 and 1995) (included under Salary) made by each to such plan, as follows: Steven M. Mason, $2,956.

     (4) The Company provides reimbursement for medical benefit insurance premiums for the Named Executive Officers. These persons obtain individual fully-insured private medical benefit insurance policies with benefits substantially equivalent to the medical benefits currently provided under the Company's group plan. The Company also provides for life insurance premiums for executive officers, including the Named Executive Officers and one other executive officer, who obtain fully-insured private term life insurance policies with benefits of $500,000 per person. Amounts paid during 1995 are as follows: James A. Demme, $1,547; Mark S. Sellers, $11,069; Larry W. Kordisch, $2,073; Steven M. Mason, $1,616; and Terry M. Marczewski, $43.

    (5) Includes reimbursement of relocation expenses in the amount of $271,613 in 1995, $95,378 in 1994 and $78,058 in 1993.

    (6)  Mr. Sellers was Executive Vice President-Finance and
         Chief Financial Officer of the Company until his resignation in May 1995.

    (7) Mr. Kordisch joined the Company in February 1995 and was appointed Executive Vice President-Finance, Chief
         Financial Officer, Treasurer and Secretary of the Company as of May 5, 1995.

    (8) Mr. Marczewski joined the Company in April 1995 and was appointed the Chief Accounting Officer and Controller of the Company as of May 5, 1995.

          Directors who are not employees of the Company or otherwise affiliated with the Company (presently consisting of Messrs. Black, Paroly and Shields) are paid annual retainers of $15,000 and meeting fees of $1,000 for each meeting of the board or any committee attended. Mr Shields also serves as a consultant to the Company from time to time at the request of CD&R. During 1995, Mr. Shields received $166,662 from CD&R for consulting fees for services provided to the Company.

     Employment Agreements

          In November 1994, the Company entered into an employment agreement with James A. Demme, the Company's President and Chief Executive Officer, for an indefinite term. The agreement provides a base annual salary of not less than $200,000 subject to increase from time to time at the discretion of the Board of Directors. The agreement entitles Mr. Demme to participate in the Company's Management Incentive Plan with a maximum annual bonus equal to 100% of base salary. The agreement also provides for awards under a long term incentive compensation plan which is to be established by the Company and authorizes reimbursement for certain business-related expenses. The agreement was amended in April 1996, to provide that, if the agreement is terminated by the Company for other than cause or disability prior to December 31, 1997, or is terminated by Mr. Demme following a change of control or a trigger event (as defined), Mr. Demme is entitled to receive
     (a) payment, which would not be subject to any offset as a result of his receiving compensation from other employment, equal to two years' salary, plus a pro rata amount of the incentive compensation for the portion of the incentive year that precedes the date of termination, and (b) continuation of welfare benefit arrangements for a period of two years after the date of termination. The Restructuring is a trigger event under the agreement only if Mr. Demme terminates his employment for good reason (as defined) or if, following the Effective Date, a subsequent trigger event occurs, such as a change of control or sale of assets.

          On September 26, 1995, the Company entered an
     employment agreement with Larry W. Kordisch, the Company's Executive Vice President-Finance and Chief Financial Officer. The agreement provides for a base annual salary of not less than $150,000, subject to increase from time to time at the discretion of the Board of Directors. Mr. Kordisch is also entitled to participate in the Management Incentive Plan based upon the attainment of performance objectives as the Board of Directors shall determine from time to time. The agreement was amended in April 1996, to provide that, if the agreement is terminated by the Company for other than cause or disability prior to December 31, 1997, or is terminated by Mr. Kordisch following a change of control or a trigger event (as defined), Mr. Kordisch is entitled to receive (a) payment, which would not be subject to any offset as a result of his receiving compensation from other employment, equal to two years' salary, plus a pro rata amount of the incentive compensation for the portion of the incentive year that precedes the date of termination, and (b) continuation of welfare benefit arrangements for a period of two years after
     the date of termination.   The Restructuring is a trigger
     event under the agreement only if Mr. Kordisch terminates his employment for good reason (as defined) or if, following the Effective Date, a subsequent trigger event occurs, such as a change of control or sale of assets.

          On September 26, 1995, the Company entered into an employment agreement with Terry M. Marczewski, the Company's Controller and Chief Accounting Officer. The agreement, which is for an indefinite term, provides for a base annual salary of $90,000, subject to increase from time to time at the discretion of the Board of Directors. Mr. Marczewski is also entitled to participate in the Management Incentive Plan based upon the attainment of performance objectives as the Board shall determine from time to time. The agreement was amended in April 1996, to provide that, in the event his employment is terminated prior to December 31, 1997 for any reason other than cause or disability, the Company will pay Mr. Marczewski his annual salary for a period of one year after the termination date or until December 31, 1997, whichever is longer, plus a pro rata amount of the incentive compensation for the portion of the incentive year that precedes the date of terminations.

          In April 1996, the Company entered into employment agreements with Steve Mason, the Company's Vice President of Marketing, and Alfred F. Fideline, Sr., the Company's Vice President of Retail Operations. The agreements, which are for an indefinite term, provide a base annual salary of $130,500 for Mr. Mason and $80,000 for Mr. Fideline, subject to increase from time to time at the discretion of the Board of Directors. In the event their employment is terminated prior to December 31, 1997 for any reason other than cause or disability, the Company will pay Mr. Mason and Mr. Fideline their annual salaries for a period of one year after the termination date or until December 31, 1997, whichever is longer, plus a pro rata amount of the incentive compensation for the portion of the incentive year that precedes the date of termination

          On January 30, 1995, the Company entered into an agreement with Mark S. Sellers, the Company's former Executive Vice President-Finance, Chief Financial Officer, Treasurer and Secretary. Pursuant to such agreement, in May 1995, Mr. Sellers was paid $348,139, which included $195,000 of retention payment, $140,656 of pro rata bonus related to the Management Incentive Plan and $12,483 of unpaid vacation and retroactive pay adjustments.

          The Company entered into a settlement agreement as of August 31, 1995 with Jack M. Lotker, the Company's former Senior Vice President-Administration, in connection with the termination of his employment with the Company. In connection with the settlement, the Company agreed to grant to Mr. Lotker warrants to purchase 100,000 shares of Holding's Class A Common Stock at an exercise price of $0.50 per share and at Mr. Lotker's discretion, the Company agreed to either (a) pay Mr. Lotker a single lump sum of $188,000 or (b) cause PHH Home Equity to purchase Mr. Lotker's current principal residence at a price equal to the appraised value but not less than $575,000. In November 1995, Mr. Lotker elected for the Company to pay him a single lump sum of $188,000. However, due to the Company's liquidity constraints, the Company has not been able to make this payment and accordingly the Company is in default with respect to the settlement agreement. Mr. Lotker has filed a suit against the Company, demanding recovery under the settlement agreement, together with penalties and interest.

     Management Incentive Plan

          Homeland maintains a Management Incentive Plan to provide incentive bonuses for members of its management and key employees. Bonuses are determined according to a formula based on both corporate, store and individual performance and accomplishments or other achievements and are paid only if minimum performance and/or accomplishment targets are reached. Minimum bonuses range from 0 to 100% of salary for officers (as set forth in the plan), including the Chief Executive Officer. Maximum bonus payouts range from 75% to 200% of salary for officers and up to 200% of salary for the Chief Executive Officer. Performance levels must significantly exceed target levels before the maximum bonuses will be paid. Under limited circumstances, individual bonus amounts can exceed these levels if approved by the Compensation Committee of the Board. Incentive bonuses paid to managers and supervisors vary according to their reporting and responsibility levels. The plan is administered by a committee consisting, unless otherwise determined by the Board of Directors, of members of the Board who are ineligible to participate in the plan. Incentive bonuses earned for certain highly compensated executive officers under the plan for performance during fiscal year 1995 are included in the Summary Compensation Table.

     Retirement Plan

          Homeland maintains a retirement plan in which all non-union employees, including members of management, participate. Under the plan, employees who retire at or after age 65 and after completing five years of vesting service (defined as calendar years in which employees complete at least 1,000 hours of service) will be entitled to retirement benefits equal to 1.50% of career average annual compensation (including basic, overtime and incentive compensation) plus .50% of career average annual compensation in excess of the social security covered compensation, such sum multiplied by years of benefit service (not to exceed 35 years). Service with Safeway prior to the Acquisition is credited for vesting purposes under the plan. Retirement benefits will also be payable upon early retirement beginning at age 55, at rates actuarially reduced from those payable at normal retirement. Benefits are paid in annuity form over the life of the employee or the joint lives of the employee and his or her spouse or other beneficiary.

          Under the retirement plan, estimated annual benefits payable to the named executive officers of Homeland upon retirement at age 65, assuming no changes in covered compensation or the social security wage base, would be as follows: James A. Demme, $27,280; Larry W. Kordisch, $44,375; Steven M. Mason, $85,129; and Terry M. Marczewski, $35,372.

     Compensation Committee Interlocks and Insider Participation

          Messrs. Ames, Babiarz, Paroly and Shields served on the Company's Compensation and Benefits Committee of the Board of Directors for the 1995 fiscal year. Mr. Ames, Chairman of the Board, is a principal of CD&R, the holder of an economic interest in the general partner of C&D Fund III and a general partner of the general partner of C&D Fund IV. See "Certain Relationships and Related Transactions". Mr. Shields serves as a consultant to the Company from time to time at the request of CD&R. During 1995 Mr. Shields received $166,662 from CD&R for consulting fees for services provided to the Company.

     Management Stock Purchases

          Shares of Common Stock purchased by management and key employees (the "Management Investors"), directly and indirectly through an individual retirement account, are subject to certain transfer restrictions (including successive rights of first refusal on the part of Holding and C&D Fund III or, with respect to certain shares, C&D Fund IV) and repurchase rights (including successive rights by Holding and C&D Fund III or with respect to certain shares, C&D Fund IV, to purchase shares from Management Investors whose employment with Homeland terminates). In addition, the Management Investors have the right to require Holding to repurchase their shares upon the occurrence of certain events, such as a termination without "cause" (as defined) or death, retirement or permanent disability, subject to (a) there being no default under the Company's prior credit agreement with Manufacturers Hanover Trust Company, as agent and certain other banks (the "Prior Credit Agreement"), the Subordinated Note Indenture, any other financing or security agreement or document permitted under the Prior Credit Agreement or the Subordinated
     Note Indenture (including the Senior Note Indenture and the Revolving Credit Agreement), or certain other financing or security agreements or documents, (b) the repurchase not violating any such agreement or document or Holding's certificate of incorporation and (c) Holding having sufficient funds legally available for such repurchase under Delaware law. Holding has also agreed to use its best efforts to repurchase shares from any Management Investor who experiences certain unforeseen personal hardships, subject to the authorization of Holding's Board of Directors.

          The shares held by each Management Investor, directly and indirectly through an individual retirement account, are entitled to the benefits of and are bound by the obligations set forth in certain registration and participation agreements. See "Security Ownership of Certain Beneficial Owners and Management -- Registration and Participation Agreements." For information concerning the holdings of Common Stock as of May 1, 1996 by certain officers and directors, see "Security Ownership of Certain Beneficial Owners and Management -- Ownership of Certain Holders." The Common Stock sold to members of management and key employees has been accounted for as redeemable Common Stock. Homeland has made certain temporary loans which are due July 21, 1996, to certain members of management and key employees to enable such persons to make principal payments under loans to finance such persons' purchase of redeemable Common Stock. See "Certain Relationships and Related Transactions."

          On April 21, 1995, the Company made an offer to repurchase shares of its Common Stock owned by certain officers and employees of the Company at a cash purchase price of $0.50 per share, plus a warrant equal to the number of shares purchased with an exercise price of $0.50. As a result of this offer, the Company redeemed 1,688,493 shares of its Common Stock and issued 1,550,493 warrants.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT

     Ownership of Certain Holders

          Set forth below is information as of May 1, 1996,
     concerning certain holders of the currently outstanding shares of Common Stock (including Named Executive Officers, officers and directors of the Company and holders of 5% or more of the
     Common Stock).
                                             Shares          Percent of
     Name of Beneficial Owner          Beneficially Owned      Class

     The Clayton & Dubilier Private
       Equity Fund III Limited
       Partnership, 270 Greenwich
       Avenue, Greenwich, CT 06830      11,700,000             35.9%
     The Clayton & Dubilier Private
       Equity Fund IV Limited
       Partnership, 270 Greenwich
       Avenue, Greenwich, CT 06830      13,153,089             40.4
     B. Charles Ames (1)(2)             13,153,089             40.4
     Joseph L. Rice, III (1)(3)         24,853,089             76.3
     Alberto Cribiore (1)(3)            24,853,089             76.3
     Donald J. Gogel (1)                13,153,089             40.4
     Leon J. Hendrix, Jr. (1)           13,153,089             40.4
     William A. Barbe (1)               13,153,089             40.4
     Andrall E. Pearson (1)             13,153,089             40.4
     Hubbard C. Howe (1)                13,153,089             40.4
     James A. Demme                        --                   --
     Larry W. Kordisch                     --                   --
     Terry M. Marczewski                   --                   --
     Steven M. Mason (4)                   41,912               *
     Alfred F. Fideline, Sr.                1,000               *
     Bernard S. Black (5)                  70,000               *
     Bernard Paroly                        50,000               *
     John A. Shields                       --                   --
     Michael G. Babiarz                    --                   --

     Officers and directors as
       a group (13 persons) (6)(7)      13,366,001             41.0


          *Indicates less than 1%

     (1) Messrs. Ames, Rice, Cribiore, Gogel, Hendrix, Barbe, Pearson and Howe may be deemed to share beneficial ownership of the shares owned of record by C&D Fund IV by virtue of their status as general partners of the general partner of C&D Fund IV, but Messrs. Ames, Rice, Cribiore, Gogel, Hendrix, Barbe, Pearson and Howe each expressly disclaims such beneficial ownership of the shares owned by C&D Fund IV. Messrs. Ames, Rice, Cribiore, Gogel, Hendrix, Barbe, Pearson and Howe share investment and voting power with respect to securities owned by C&D Fund
          IV. The business address for Messrs. Ames, Rice, Cribiore, Gogel, Hendrix, Barbe, Pearson and Howe is c/o Clayton, Dubilier & Rice, Inc., 375 Park Avenue, 18th Floor, New York, NY 10152.

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

     (4) Includes 27,900 shares held in Mr. Mason's individual retirement account. Shares held by officers in their respective individual retirement accounts ("IRA") are subject to a power of attorney to instruct the trustee of the IRA to take certain actions with respect to the shares held in the IRA in accordance with the stock subscription agreements executed by such officers.

     (5) Includes 13,000 shares held in Mr. Black's individual retirement account. See note 4.

     (6)  Includes shares owned by C&D Fund IV, over which Mr.
          Ames, a director of the Company, shares investment and voting control. See notes 1 and 2.

     (7) Includes 90,900 shares held by officers and directors in their respective individual retirement accounts. See note 4.

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

     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company's largest stockholders, C&D Fund III and
     C&D Fund IV, are private investment funds managed by CD&R. Amounts contributed to C&D Fund III and C&D Fund IV by the limited partners thereof are invested at the discretion of the general partner in the equity of corporations organized for the purpose of carrying out leveraged acquisitions involving the participation of management, or, in the case of C&D Fund IV, in corporations where the infusion of capital coupled with the provision of managerial assistance by CD&R can be expected to generate returns on investments comparable to returns historically achieved in leveraged buy-out transactions. The general partner of C&D Fund III is Clayton & Dubilier Associates III Limited Partnership, a Connecticut limited partnership ("Associates III"). The general partner of C&D Fund IV is Clayton & Dubilier Associates IV Limited Partnership, a Connecticut limited partnership ("Associates IV"). B. Charles Ames, a principal of CD&R, a holder of an economic interest in Associates III and a general partner of Associates IV, also serves as Chairman of the Board of the Company. Andrall E. Pearson, a principal of CD&R and director of the Company, is a general partner of Associates IV.
     Michael G. Babiarz, a director of the company, is a professional employee of CD&R. Hubbard C. Howe, a principal of CD&R and a director of the Company, is a general partner of Associates IV.

         CD&R receives an annual fee for management and financial consulting services provided to the Company and reimbursement of certain expenses. The consulting fees paid to CD&R were $125,000 in 1995, $150,000 in 1994 and $200,000 in 1993. CD&R has agreed to forgo the consulting fee after October 1995, in view of the Company's financial position and in order to facilitate the proposed Restructuring.

         CD&R, C&D Fund III and the Company entered into an Indemnification Agreement on August 14, 1990, pursuant to which the Company agreed to indemnify CD&R, C&D Fund III, Associates III and their respective directors, officers, partners, employees, agents and controlling persons against certain liabilities arising under the federal securities laws and certain other claims and liabilities.

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

         Homeland has made temporary loans to certain members of management to enable such persons to make principal payments under loans from third-party financial institutions. As of May 1, 1996, $81,500 of such loans remains outstanding and are currently due on July 21, 1996. The loans bear interest at a variable rate equal to the rate applicable to the Company's borrowings under the Revolving Credit Agreement plus one percent.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                   ON FORM 8-K

          The following documents are filed as part of this Report:

          (a) Financial Statements and Exhibits.

         1.    Financial Statements.  The Company's financial
                    statements are included in this report following the signature pages. See Index to Financial
                    Statements and Financial Statement Schedules on
                         page F-1.

         2.    Exhibits.  See attached Exhibit Index on page
                         E-1.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
     PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
          NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

         The Company has previously furnished to the Commission its proxy material in connection with the 1995 annual meeting of security holders. No separate annual report was distributed to security holders covering the Company's last fiscal year. The Company intends to furnish to its security holders proxy material in connection with the 1996 annual meeting of security holders. The Company will furnish copies of such material to the Commission when it is sent to security holders.



                                     SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HOMELAND HOLDING CORPORATION


     Date: May 13, 1996            By:  /s/ James A. Demme
                                       James A. Demme, President


          Pursuant to the requirements of the Securities
     Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signature                      Title                      Date


     /s/ B. Charles Ames        Chairman of the Board            May 13, 1996
     B. Charles Ames


     /s/ James A. Demme         President, Chief Executive       May 13, 1996
                                Officer and Director
                                (Principal Executive Officer)


     /s/ Larry A. Kordisch      Executive Vice President/        May 13, 1996
     Larry A. Kordisch          Finance, Treasurer, C.F.O.
                                and Secretary (Principal
                                Financial Officer)


     /s/ Terry M. Marczewski    Chief Accounting Officer         May 13, 1996
     Terry M. Marczewski        Assistant Treasurer and
                                Assistant Secretary
                                (Principal Accounting
                                Officer)

         Signature                Title                     Date


     /s/ John A. Shields        Director                 May 13, 1996
     John A. Shields


     /s/ Bernard S. Black       Director                 May 13, 1996
     Bernard S. Black


     /s/ Bernard Paroly         Director                 May 13, 1996
     Bernard Paroly


     /s/ Andrall E. Pearson     Director                 May 13, 1996
     Andrall E. Pearson


     /s/ Hubbard C. Howe        Director                 May 13, 1996
     Hubbard C. Howe


     /s/ Michael G. Babiarz     Director                 May 13, 1996
     Michael G. Babiarz


                          INDEX TO FINANCIAL STATEMENTS

                          HOMELAND HOLDING CORPORATION
                       Consolidated Financial Statements


           Report of Independent Accountants  . . . . . . . . . .   F-2
           Consolidated Balance Sheets as of December 30, 1995
             and December 31, 1994. . . . . . . . . . . . . . . .   F-3
           Consolidated Statements of Operations for the
             52 weeks ended December 30, 1995, December 31, 1994
             and January 1, 1994 . . . . . . . . . . . . . . . .    F-5
           Consolidated Statements of Stockholders' Equity (Deficit)
             for the 52 weeks ended December 30, 1995,
             December 31, 1994 and January 1, 1994 . . . . . . .    F-6
           Consolidated Statements of Cash Flows for the
             52 weeks ended December 30, 1995, December 31, 1994
             and January 1, 1994 . . .. . . . . . . . . . . . .     F-7
           Notes to Consolidated Financial Statements  . . . . .    F-9



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

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Holding Corporation and Subsidiary as of December 30, 1995 and December 31, 1994, and the consolidated results of their operations and their cash flows for the 52 weeks ended December 30, 1995, December 31, 1994 and January 1, 1994, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations, negative cash flows from operations for the year ended December 30, 1995, a stockholders' deficit as of December 30, 1995 and has been unable to comply with its debt covenants. In addition, on March 27, 1996, the Company reached an agreement in principle with members of an ad-hoc noteholders committee with respect to a financial restructuring of the Company. The Company and the ad-hoc noteholders committee have agreed to implement the financial restructuring under a pre-arranged plan of reorganization to be filed under Chapter 11 of the United States Federal Bankruptcy Code. These factors raise substantial doubt about the Company's ability to continue as a going concern. The continuation of its business as a going concern is contingent upon, among other things, the ability to (1) complete the pre-arranged plan of reorganization and (2) sustain satisfactory levels of future earnings and cash flows. Management's plans with regard to such financial restructuring are set forth in Note 15 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties or adjustments relating to the establishment, settlement and classification of liabilities that may be required in connection with the pre-arranged plan of reorganization of Homeland Holding Corporation and Subsidiary under Chapter 11 of the United States Federal Bankruptcy Code.


     Coopers & Lybrand, L.L.P.
     New York, New York
     March 27, 1996


                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

            (In thousands, except share and per share amounts)

                              ASSETS (Note 4)

                                                   December 30,   December 31,
                                                      1995           1994

Current assets:
 Cash and cash equivalents (Notes 3 and 5)          $  6,357      $    339
 Receivables, net of allowance for uncollectible
  accounts of $2,661 and $2,690                        8,051        12,235
 Receivable for taxes (Note 6)                           -           2,270
 Inventories                                          42,830        89,850
 Prepaid expenses and other current assets             2,052         6,384

    Total current assets                              59,290       111,078

Property, plant and equipment:
 Land                                                  9,919        10,997
 Buildings                                            22,101        29,276
 Fixtures and equipment                               44,616        61,360
 Land and leasehold improvements                      23,629        32,410
 Software (Note  3)                                    1,991        17,876
 Leased assets under capital leases (Note 9)          29,062        46,015
 Construction in progress                              4,201         2,048

                                                     135,519       199,982

 Less, accumulated depreciation
  and amortization                                    63,827        82,603

 Net property, plant and equipment                    71,692       117,379

Excess of purchase price over fair
 value of net assets acquired, net
 of amortization of $830 in fiscal 1994 (Note 3)         -           2,475

Other assets and deferred charg es                     6,600         8,202

    Total assets                                    $137,582      $239,134

                The accompanying notes are an integral part of these consolidated financial statements.


                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS, Continued

            (In thousands, except share and per share amounts)

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                    December 30,   December 31,
                                                       1995           1994
Current liabilities:
 Accounts payable - trad                              $ 17,732     $ 30,317
 Salaries and wages                                      1,609        1,925
 Taxes                                                   4,876        6,492
 Accrued interest payable                                2,891        3,313
 Other current liabilities                              14,321       15,050
 Current portion of long-term debt (Notes 4, 5 and 15)     -          2,250
 Long-term obligations in default classified as current
  (Notes 4, 5 and 15)                                  100,467           -
 Current portion of obligations under capital
  leases (Note 9)                                        2,746        7,828
 Current portion of restructuring reserve (Note 14)      3,062           -

    Total current liabilities                          147,704       67,175

Long-term obligations:
 Long-term debt (Notes 4, 5 and 15)                        -        145,000
 Obligations under capital leases (Note 9)               9,026       11,472
 Other noncurrent liabilities                            6,133        5,176
 Noncurrent restructuring reserve (Note 14)              2,808        5,005

    Total long-term obligations                         17,967      166,653

Commitments and contingencies (Notes 8, 9 and 12)         -           -

Redeemable common stock, Class A, $.01 par value,
 1,720,718 shares at December 30, 1995 and 3,864,211
 shares at December 31, 1994, at redemption value
 (Notes 10 and 11)                                         17         1,235

Stockholders' equity (deficit):
 Common stock (Note 10):
   Class A, $.01 par value, authorized - 40,500,000
    shares, issued - 33,748,482 shares at December 30,
    1995 and 31,604,989 at December 31, 1994,
    outstanding - 30,878,989 shares                       337           316
 Additional paid-in capital                            55,886        53,896
 Accumulated deficit                                  (80,188)      (48,398)
 Minimum pension liability adjustment (Note 8)        (1,327)          -
 Treasury stock, 2,869,493 shares at December 30, 1995
  and 726,000 shares at December 31, 1994, at cost    (2,814)       (1,743)

    Total stockholders' equity (deficit)             (28,106)        4,071

Total liabilities and stockholders' equity(deficit) $137,582      $239,134






                The accompanying notes are an integral part of these consolidated financial statements.
                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except share and per share amounts)

                                     52 weeks      52 weeks      52 weeks
                                       ended       ended         ended
                                   December 30,  December 31,   January 1,
                                       1995        1994           1994

Sales, net                            $630,275     $785,121       $810,967

Cost of sales                          479,119      588,405        603,220

 Gross profit                          151,156      196,716        207,747

Selling and administrative expenses                 151,985        193,643             190,483
Operational restructuring costs
 (Note 14)                              12,639       23,205          -

 Operating profit (loss)               (13,468)     (20,132)        17,264

Gain on sale of plants                     -           -             2,618
Interest expense                       (15,992 )    (18,067)       (18,928)

Income (loss) before income tax benefit
 (provision) and extraordinary items   (29,460)     (38,199)           954

Income tax benefit (provision) (Note 6)    -         (2,446)         3,252

Income (loss) before extraordinary
 items                                 (29,460)     (40,645)         4,206

Extraordinary items (Note 4)            (2,330)         -           (3,924)

Net income (loss)                      (31,790)     (40,645)           282

Reduction in redemption value -
 redeemable common stock                   940        7,284             -

Net income (loss) available to
 common stockholder                   $(30,850)    $(33,361)   $      282

Income (loss) before extraordinary
 items per common share               $   (.86)   $    (.96)   $      .12
Extraordinary items per common share      (.07)         -            (.11)

Net income (loss) per common share    $   (.93)   $    (.96)   $      .01

Weighted average shares outstandin  33,223,675    34,752,527   34,946,460



                The accompanying notes are an integral part of these consolidated financial statements.


                            HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                         (In thousands, except share and per share amounts)


                             Class A       Additonal              Pension                        Total
                            Common Stock   Paid-in  Accumulated Liability Treasury Stock      Stockholder's
                           Shares   Amount   Capital    Deficit   Adjustment  Stock   Amount  Equity (Deficit)
Balance, January 2, 1993  31,364,989  $314   $46,036    $(8,035)  $  -      486,000  $(1,165)     $37,150

Purchase of treasury stock  134,000     1       322        -        -      134,000     (323)        -

Adjustment to recognize
  minimum liability            -         -        -         -        (572)     -           -         (572)

Net income                     -         -        -         282      -         -           -          282

Balance, January 1, 1994 31,498,989    315    46,358     (7,753)     (572)  620,000   (1,488)      36,860

Purchase of treasury stock  106,000      1       254        -        -      106,000     (255)        -

Adjustment to eliminate
  minimum liability            -         -        -         -         572      -           -          572

Redeemable common stock
  reduction in redemption
  value                        -         -     7,284        -        -         -           -        7,284

Net loss                       -         -        -     (40,645)     -         -           -      (40,645)

Balance,December 31,1994 31,604,989    316    53,896    (48,398)     -      726,000   (1,743)       4,071

Purchase of treasury stock 2,143,493    21     1,050        -        -     2,143,493  (1,071)        -

Adjustment to recognize
  minimum liability            -         -        -         -      (1,327)     -           -       (1,327)

Redeemable common stock
  reduction in redemption
  value                         -         -       940        -        -         -           -          940

Net loss                        -         -        -     (31,790)     -         -           -      (31,790)

Balance, December 30,1995 33,748,482    $337  $55,886   $(80,188)  $(1,327) 2,869,493 $(2,814)    $(28,106)

                            The accompanying notes are an integral part of these consolidated financial statements.


                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

            (In thousands, except share and per share amounts)

                                                 52 weeks     52 weeks      52 weeks
                                                  ended        ended         ended
                                               December 30,  December 31,  January 1,
                                                  1995          1994         1994
Cash flows from operating activities:
 Net income (loss)                             $(31,790)    $(40,645)    $   282
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                 11,192       17,458      16,797
   Amortization of financing costs                1,019        1,443       1,484
   Write-off of financing costs on long-term
     debt retired                                 1,424            -       1,148
   (Gain) loss on disposal of assets              8,349          384      (2,284)
  (Gain) on sale of sold stores                (15,795)           -       -
  Amortization of beneficial interest in
     operating leases                               181          258         261
   Impairment of assets                           2,360       14,325         744
   (Increase) decrease in deferred tax assets        -         3,997      (3,997)
   Provision for losses on accounts receivable    1,750        1,213          75
   Provision for write down of inventories          847           -        -
   Change in assets and liabilities:
     (Increase) decrease in receivables           3,227        2,301      (1,131)
     (Increase) decrease in receivables for
       taxes                                      2,270       (2,270)      -
     Decrease in inventories                     18,297        2,097       1,236
     (Increase) decrease in prepaid expenses and
       other current assets                       5,542       (2,687)       (862)
     (Increase) decrease in other assets and deferred
       charges                                   (1,215)         103        (238)
     Increase (decrease) in accounts payable-
       trade                                    (12,587)         832      (5,464)
     Decrease in salaries and wages                (316)        (821)     (1,994)
     Increase (decrease) in taxes                (1,616)       1,768      (3,629)
     Decrease in accrued interest payable          (422)         (53)     (1,102)
     Increase (decrease) in other current
       liabilities                               (3,264)         (34)      7,371
     Increase in restructuring reserve            1,356        5,005       -
     Increase (decrease) in other noncurrent
       liabilities                                1,157       (4,417)      4,301

       Net cash provided by (used in) operating
        activities                               (8,034)         257      12,998

Cash flows from investing activities:
 Capital expenditures                            (4,681)      (5,386)     (7,129)
 Purchase of assets under capital leases         (3,966)          -        -
 Cash received from sale of assets               73,721        1,363       3,991

       Net cash provided by (used in) investing
         activities                              65,074       (4,023)     (3,138)

Cash flows from financing activities:
 Payments under senior secured floating
  rate notes                                    (9,375)           -        -
 Payments under senior secured fixed
  rate notes                                   (15,625)           -        -
 Payments on subordinated debt                   -                -     (47,750)
 Borrowings under revolving credit loans       104,087        66,000    100,000
 Payments under revolving credit loans        (123,620)      (56,000)   (85,000)
 Net borrowings (payments) under swing loans    (1,500)       (3,500)     5,000
 Principal payments under notes payable           (750)       (1,000)    (1,250)
 Principal payments under capital lease
   obligations                                  (3,166)       (3,334)    (4,198)
 Payments to acquire treasury stock             (1,073)         (255)      (323)

       Net cash provided by (used in) financing
         activities                            (51,022)        1,911    (33,521)



                                                                 Continued
                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

            (In thousands, except share and per share amounts)

                                                      52 weeks     52 weeks     52 weeks
                                                        ended        ended       ended
                                                     December 30, December 30, January 1,
                                                        1995         1994          1994

Net increase (decrease) in cash and cash equivalents $  6,018     $ (1,855)     $ (23,661)

Cash and cash equivalents at beginning of period          339        2,194         25,855

Cash and cash equivalents at end of period           $  6,357     $    339      $   2,194

Supplemental information:
  Cash paid during the period for interest           $ 13,439     $ 16,642      $  18,738

  Cash paid during the period for income taxes       $   -        $    236      $     890

Supplemental schedule of noncash investing activities:
  Capital lease obligations assumed                  $   -        $  1,493      $   3,218

  Capital lease obligations retired                  $   -     $   -    $              31








                The accompanying notes are an integral part of these consolidated financial statements.


                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (In thousands, except share and per share amounts)


1. Organization:

 Homeland Holding Corporation ("Holding"), a Delaware corporation, was incorporated on November 6, 1987, but had no operations prior to November 25, 1987. Effective November 25, 1987, Homeland Stores, Inc. ("Homeland"), a wholly-owned subsidiary of Holding, acquired substantially all of the net assets of the Oklahoma Division of Safeway Inc. Holding and its consolidated subsidiary, Homeland, are collectively referred to herein as the "Company".


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

                                        December 30,   December
31,
                                            1995          1994

   Homeland stockholder's equity:
     Common stock, $.01 par value,
      authorized, issued and
      outstanding 100 shares                      1            1
     Additional paid-in capital               53,435      53,713
     Accumulated deficit                     (80,198)    (48,408)
     Minimum pension liability adju           (1,327)       -

      Total Homeland stockholder's
        equity (deficit)                    $(28,089)    $ 5,306

2.   Basis of Presentation:

     The accompanying consolidated financial statements of Holding have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. Accordingly, the consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should Holding be unable to successfully complete the financial restructuring described in Note 15 and continue as a going concern.


2.   Basis of Presentation, continued:

     As shown in the accompanying financial statements, the Company incurred significant losses in 1995 and 1994 and, at December 30, 1995, had a stockholders' deficit of $28,106. As discussed in Note 4, at December 30, 1995, as a consequence of Homeland's financial position and the results of its operations for the year ended December 30, 1995, the Company was not in compliance with the Consolidated Fixed Charge Coverage Ratio and Debt-to-Equity Ratio covenants under its Senior Note Indenture and Revolving Credit Agreement; however, waivers of such noncompliance through April 15, 1996 and May 20, 1996, respectively, have been received. In addition, the Company failed to make a scheduled interest payment under its Senior Note Indenture, due March 1, 1996, and the waiver under such Senior Note Indenture thereby expired. Furthermore, as discussed in Note 15, negotiations for the restructuring of the Company's long-term debt and union agreements are being conducted which, if unsuccessful, could have a material adverse effect on the Company's financial condition.

3.   Summary of Significant Accounting Policies:

     Fiscal year - The Company has adopted a fiscal year which ends on the Saturday nearest December 31.

     Basis of consolidation - The consolidated financial statements include the accounts of Homeland Holding
     Corporation and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

     Revenue recognition - The Company recognizes revenue at the "point of sale", which occurs when groceries and related merchandise are sold to its customers.

     Concentrations of credit and business risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and receivables. The Company places its temporary cash investments with high quality financial institutions. Concentrations of credit risk with respect to receivables are limited due to the diverse nature of those receivables, including a large number of retail customers within the region and receivables from vendors throughout the country. The Company purchases approximately 70% of its products from Associated Wholesale Grocers, Inc. ("AWG"). Although there are similar wholesalers that could supply the Company with merchandise, if AWG were to discontinue shipments, this could have a material adverse effect on the Company's financial condition.

     Restricted Cash - The Company has two escrow accounts at United States Trust Company of New York, one for reinvestment in capital expenditures to which the Company is committed ("Capital Escrow") and one for the redemption of Senior Notes (as subsequently defined in Note 4) ("Redemption Escrow"). As of December 30, 1995, the Company has $1,729 deposited in the Capital Escrow and $800 deposited in the Redemption Escrow. The deposited funds in the Capital Escrow is restricted for reinvestment in capital expenditures to which the Company is committed or must be used to permanently pay down the Senior Notes. The Redemption Escrow consisting of net proceeds from asset sales occurring after the AWG Transaction (as subsequently defined in Note 14) is restricted to permanently pay down the Senior Notes when the aggregate amount reaches $2,000.

     Inventories - Inventories are stated at the lower of cost or market, with cost being determined primarily using the retail method.
3.   Summary of Significant Accounting Policies, continued:

     Property, plant and equipment - Property, plant and equipment obtained at acquisition are stated at appraised fair market value as of that date; all subsequently acquired property, plant and equipment are stated at cost or, in the case of assets under capital leases, at the lower of cost or the present value of future lease payments. Depreciation and amortization, including amortization of leased assets under capital leases, are computed on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation and amortization for financial reporting purposes are based on the following estimated lives:
                                                Estimated lives
         Buildings                                 10 - 40
         Fixtures and equipment                     5 - 12.5
         Leasehold improvements                       15
         Transportation equipment                   5 - 10
         Software                                   5 - 10

     The costs of repairs and maintenance are expensed as incurred, and the costs of renewals and betterments are capitalized and depreciated at the appropriate rates. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in the results of operations for that period. In the fourth quarter of 1995, approximately $7.9 million of capitalized software costs, net of accumulated depreciation, have been charged to operational restructuring costs in the Statement of Operations as a result of management's decision to replace such software as part of its operational restructuring initiatives.

     Excess of purchase price over fair value of net assets acquired - As discussed in Notes 2 and 14, the Board of Directors approved a strategic plan in December 1995 to refocus the Company's restructuring efforts, which commenced in 1994, to address continuing significant losses from operations as well as evaluating various financial restructuring alternatives in an effort to improve cash flows from operations and reduce interest costs on the Company's long-term debt. There is no assurance that such restructuring efforts will be successful and, accordingly, the Company determined during the fourth quarter of 1995 that the recovery of any remaining unamortized excess of purchase price over fair value of net assets acquired could not be assured from future operating cash flows. Consequently, the unamortized

3.   Summary of Significant Accounting Policies, continued:

     balance of the excess of purchase price over fair value of net assets acquired was charged to operational restructuring costs in the statement of operations.

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

     Capitalized interest - The Company capitalizes interest as a part of the cost of acquiring and constructing certain assets. No interest cost was capitalized in 1995. Interest costs of $35 and $44 were capitalized in 1994 and 1993, respectively.

     Advertising costs - Costs of advertising are expensed as incurred. Gross advertising costs for 1995, 1994 and 1993, respectively, were $10,700, $13,615 and $14,100.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to the reserve for restructuring, the reserve for self-insurance programs, the deferred income tax valuation allowance, the accumulated benefit obligation relating to the employee retirement plan, the allowance for bad debts and depreciation rates of property and equipment. Actual results could differ from those estimates.
3.   Summary of Significant Accounting Policies, continued:

     Income taxes - The Company provides for income taxes based on enacted tax laws and statutory tax rates at which items of income and expense are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future Federal income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     Self-insurance reserves - The Company is self-insured for property loss, general liability and automotive liability coverage and was self-insured for workers' compensation coverage until June 30, 1994, subject to specific retention levels. Estimated costs of these self-insurance programs are accrued at their present value based on projected settlements for claims using actuarially determined loss development factors based on the Company's prior history with similar claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

     Impact of Recently Issued Accounting Pronouncement - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No.121"), in March 1995 to establish standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used. The Company has not yet adopted this accounting standard, which becomes effective in 1996 for Homeland, nor has it evaluated the potential impact of adoption in 1996. The impact of SFAS No. 121 is not reasonably estimable at this time due to certain factors discussed in Note 2 to the consolidated financial statements; although this standard may affect reported earnings and the carrying values of long-lived assets, there will be no impact on cash flows.


4.   Current and long-term Debt:

     In March 1992, the Company entered into an Indenture with United States Trust Company of New York, as trustee, pursuant to which the Company issued $45,000 in aggregate principal amount of Series A Senior Secured Floating Rate Notes due 1997 (the "Old Floating Rate Notes") and $75,000 in aggregate principal amount of Series B Senior Secured Fixed Rate Notes due 1999 (the "Old Fixed Rate Notes", and collectively, the "Old Notes"). Certain proceeds from this issuance were used to repay all outstanding amounts under the previous credit agreement. In October and November 1992, the Company exchanged a portion of its Series D Senior Secured Floating Rate Notes due 1997 (the "New Floating Rate Notes") and its Series C Senior Secured Fixed Rate Notes due 1999 (the "New Fixed Rate Notes", and collectively, the "New Notes") for equal principal amounts of the Old Notes. The New Notes are substantially identical to the Old Notes, except that the offering of the New Notes was registered with the Securities and Exchange Commission. At the expiration of the exchange offer in November 1992, $33,000 in principal amount of the Old Floating Rate Notes and $75,000 in principal amount of the Old Fixed Rate Notes had been tendered and accepted for exchange.

     On March 1, 1993, the Company redeemed all remaining outstanding subordinated notes ($47,750 principal amount) at the optional redemption price, including a premium of $2,776 or 5% of the outstanding principal amount specified in the subordinated note agreement, together with accrued interest.

     On April 21, 1995, the Company and the Indenture trustee entered into a supplemental indenture effecting certain amendments to the Indenture. On June 1, 1995, the Company redeemed $15,625 of its New Fixed Rate Notes, $6,874 of New Floating Rate Notes and $2,501 of Old Floating Rate Notes.

     Also on April 21, 1995, the Company entered into a revolving credit agreement (the "Revolving Credit Agreement") with National Bank of Canada ("NBC") as agent and lender, Heller Financial, Inc. and any other lenders thereafter parties thereto. The Revolving Credit Agreement provides a commitment of up to $25 million in collateralized revolving credit loans, including certain documentary and standby letters of credit.

     As a result of the 1995 and 1993 redemptions, the Company incurred the following extraordinary losses:


                                               1995       1993
      Premium on redemption/repurchase
        of the Company's 15.5%
        subordinated notes due
        November 1, 1997                       $   -      $(2,776)

      Unamortized financing costs
        relating to the redemption/
        repurchase of the Company's
        15.5% subordinated notes
        due November 1, 1997                       -       (1,148)

      Consent fee equal to $5,000
        for each principal amount
        of the $120.0 million Senior
        Notes                                     (600)      -

      Premium on redemption of $15.6
        million of the Senior Secured
        Fixed Rate Notes, due
         March 1, 1999                            (306)      -

      Unamortized financing costs
        relating to the redemption of
        $25.0 million of the Senior Notes
        and the replacement of the prior
        revolving credit agreement              (1,424)      -

          Net extraordinary loss               $(2,330)   $(3,924)


4.    Current and long-term Debt, continued:

      Long-term debt at year end consists of:

                                       December 30,  December 31,
                                           1995          1994
      Note payable*                     $    -       $    750
      Senior Notes Series A**             9,499        12,000
      Senior Notes Series D**             26,126       33,000
      Senior Notes Series C**             59,375       75,000
      Revolving credit loans***            5,467       26,500

                                         100,467      147,250
      Less current portion                    -         2,250
      Less long-term debt obligation
       in default classified as current  100,467         -
      Long-term debt due after
       one year                         $     -      $145,000

     * The Company issued a $3,000 note payable in 1992 for the purchase of fixed assets related to the acquisition of five stores. The note matured on March 1, 1995 and was repaid.

     ** The Series A and Series D Senior Secured Floating Rate Notes mature on February 27, 1997. Interest payments are due quarterly and bear interest at the applicable LIBOR rate, as defined in the Indenture (8.43% at December 30, 1995). The Series C Senior Secured Fixed Rate Notes mature on March 1, 1999. Interest payments are due semiannually at an annual rate of 12.25%. The notes are collateralized by substantially all of the consolidated assets of the Company except for accounts receivable and inventories.

          The notes, among other things, require the maintenance of a Debt-to-EBITDA and a consolidated fixed charge coverage ratio, as defined, and a capital expenditure covenant, as well as limiting the incurrence of additional indebtedness, providing for mandatory prepayment of the Senior Floating Rate Notes in an amount equal to 80% of excess cash flow, as defined, upon certain conditions and limiting the payment of dividends. At December 30, 1995, the Company was not in compliance with the Debt-to-EBITDA and the fixed charge coverage ratio covenants.


4.   Current and long-term Debt, continued:

          Although a waiver was received by the Company for such noncompliance through April 15, 1996, the Company failed to make a scheduled interest payment on March 1, 1996 and, accordingly, such waiver expired. As the Company may not be able to comply with these debt covenants in 1996, the aggregate principal amount of the outstanding debt was classified as current obligations.

     *** Borrowings under the Revolving Credit Agreement bear interest at the NBC Base Rate plus 1.5% for the first year, payable on a quarterly basis in arrears. At December 30, 1995, the interest rate on borrowings under the Revolving Credit Agreement was 10.0%. Subsequent year's interest rates will be dependent upon the Company's earnings but will not exceed the NBC base rate plus 2.0%. All borrowings under the Revolving Credit Agreement are subject to a borrowing base, which was $23.7 million as of December 30, 1995, and mature no later than February 27, 1997, with the possibility of extending the maturity date to March 31, 1998 if the Company's Series A Senior Secured Floating Rate Notes due February 27, 1997, are extended or refinanced on terms acceptable to NBC.

          The Revolving Credit Agreement, among other things, requires the maintenance of a Debt-to-EBITDA ratio and consolidated fixed charge coverage ratio, as defined, and limits the Company's net capital expenditures, incurrence of additional indebtedness and the payment of dividends. The notes are collateralized by accounts receivable and inventories of the Company. At December 30, 1995, the Company was not in compliance with the Debt-to-EBITDA coverage ratio and the consolidated fixed charge coverage ratio. The lenders waived compliance of such default through May 20, 1996. As the Company may not be able to comply with existing covenants in 1996, the outstanding borrowings have been classified as current obligations (See Note 2 -Basis of Presentation and Note 15 - Subsequent Events).

5.   Fair Value of Financial Instruments:

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amount and fair value of financial instruments as of December 30, 1995 and December 31, 1994 are as follows:

                                December 30, 1995   December 31, 1994
                                 Carrying  Fair      Carrying  Fair
                                  Amount   Value      Amount   Value
     Assets:
       Cash and Cash
          Equivalents             $6,357   $6,357      $339    $339
     Liabilities:
       Current and Long-Term
          Obligations in
          default classified
          as current            $100,467  $56,411        -       -
       Long-Term Debt              -        -      $147,250 141,250

     Cash and cash equivalents - The carrying amount of this item is a reasonable estimate of its fair value due to its short-term nature.

     Current and long-term obligations in default classified as current; long-term debt - The fair value of publicly traded debt (the Senior Secured Notes) is valued based on quoted market values. The amount reported in the balance sheet for the remaining long-term obligations in default classified as current approximates fair value based on quoted market prices of comparable instruments or by discounting expected cash flows at rates currently available for debt of the same remaining maturities.


6.   Income Taxes:

     The components of the income tax benefit (provision) for fiscal 1995, 1994 and 1993 were as follows:


                                         1995      1994      1993
     Federal:
      Current - AMT                   $  -      $ 1,551   $  (36)
      Deferred                           -       (3,997)   3,288
     Total income tax benefit
        (provision)                   $  -      $(2,446)  $3,252


     A reconciliation of the income tax benefit (provision) at the statutory Federal income tax rate to the Company's effective tax rate is as follows:


                                        1995       1994     1993
     Federal income tax at statutory
      rate                             $11,127   $13,370   $1,010
     AMT in excess of regular tax        -         -          (36)
     AMT loss carryback                  -         1,551     -
     Change in valuation allowance     (10,074)  (16,075)   3,288
     Other - net                        (1,053)   (1,292)  (1,010)
        Total income tax benefit
          (provision)                  $ -       $(2,446)  $3,252



     During the year ended December 30, 1995, the Company received an income tax refund amounting to $1,339, due to the recognition of a tax benefit from its year ended December 31, 1994 for net alternative minimum tax operating losses that were carried back to prior tax years.


6.   Income Taxes, continued:

     The components of deferred tax assets and deferred tax liabilities are as follows:

                                        December 30,    December
31,
                                            1995          1994

     Current assets (liabilities):
       Allowance for uncollectible
         receivables                     $  1,090      $   942
       Termination of Borden supply
         agreement                            -            789
       Operational restructuring re         1,282        5,918
       Other, net                             406         (800)

         Net current deferred tax assets    2,778        6,849

     Noncurrent assets (liabilities):
       Property, plant and equipment          251       (4,577)
       Targeted job credit carryforward       815          815
       Self-insurance reserves              2,150        3,183
       Operational restructuring reserve      969        1,745
       Net operating loss carryforwards    17,001        7,048
       AMT credit carryforwards               630          507
       Capital leases                       1,111          600
       Other, net                             444          (95)
         Net noncurrent deferred tax
           assets                          23,371        9,226

       Total net deferred assets           26,149       16,075
       Valuation allowance                (26,149)     (16,075)

       Net deferred tax assets           $   -        $   -


     Due to the uncertainty of realizing the future tax benefits, the full valuation allowance established in fiscal 1994 was increased to entirely offset the net deferred tax assets as of December 30, 1995. At December 30, 1995, the Company had the following operating loss and tax credit carryforwards available for tax purposes:


6.   Income Taxes, continued:

                                                                Expiration
                                                   Amount       Dates

     Federal regular tax net
      operating loss carryforwards                $48,575     2002-2010
     Federal AMT credit carryforwards
      against regular tax                         $   630     indefinite
     Federal tax credit carryforwards
      (Targeted Jobs Credit)                      $   815     2003-2009

     The Internal Revenue Service ("IRS") concluded a field audit of the Company's income tax returns for the fiscal years 1990, 1991 and 1992. On January 31, 1994, the IRS issued a Revenue Agent's Report for those fiscal years proposing adjustments that would result in additional taxes of $1,589 (this amount is net of any available operating loss carryforwards which would be eliminated under the proposed adjustment). The Company filed its protest with the IRS Appeals Office on June 14, 1994. On June 28, 1995, the Company reached a tentative agreement with the IRS appeals office to settle the above claim. Management has analyzed the proposed settlement and has provided for amounts which it believes are adequate.

7.   Incentive Compensation Plan:

     The Company has bonus arrangements for store management and other key management personnel. During 1995, 1994, and 1993, approximately $934, $1,939, and $2,900, respectively, was charged to costs and expenses for such bonuses.


8.   Retirement Plans:

     Effective January 1, 1988, the Company adopted a non-contributory, defined benefit retirement plan for all executive and administrative personnel. Benefits are based on length of service and career average pay with the Company. The Company's funding policy is to contribute an amount equal to or greater than the minimum funding requirement of the Employee Retirement Income Security Act of 1974, but not in excess of the maximum deductible limit. (Assets were held in investment mutual funds during 1995 and 1994.)

     In accordance with the provisions of Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions", the Company recorded an additional minimum liability at December 30, 1995 and January 1, 1994 representing the excess of the accumulated benefit obligation over the fair value of plan assets and accrued pension liability. The liabilities have been offset by intangible assets to the extent of previously unrecognized prior service cost. The accumulated benefit obligation for December 30, 1995 was determined using a 7.25% discount rate; if the discount rate used had been at least 7.35%, the additional minimum liability would not have been recorded.

     Net pension cost consists of the following:

                                      1995   1994   1993

     Service cost                  $   517   $709   $663
     Interest cost                     465    366    292
     Loss (return) on assets        (1,140)    63   (319)
     Net amortization and deferral     690   (419)    43
     Curtailment charge                (37)    -      -

        Net periodic pension cost  $   495   $719   $680


     The funded status of the plan and the amounts recognized in the Company's balance sheet at December 30, 1995 and December 31, 1994 consist of the following:

                                                 1995          1994
     Actuarial present value of benefit
      obligations:
        Vested benefits                          $(6,928)    $(4,499)
        Non-vested benefits                          (88)       (151)
          Accumulated benefit
            obligations                          $(7,016)    $(4,650)

 8.  Retirement Plans, continued:

                                                  1995         1994

     Projected benefit obligations               $(7,693)    $(5,441)
     Plan assets at fair value                     6,902       4,960
     Projected benefit obligations in
      excess of plan assets                         (791)       (481)
     Unrecognized prior service cost                 (95)       (144)
     Unrecognized net loss from past
      experience different from that
      assumed and changes in actuarial
      assumptions                                  2,096       1,340
     Adjustment to recognize minimum
      liability                                   (1,327)        -
     Net pension asset (liability)
      recognized in statement of
      financial position                        $  (117)     $   715

     Actuarial assumptions used to determine year-end plan status were as follows:

                                                 1995          1994

     Assumed rate for determination of net
      periodic pension cost                      9.0%          7.5%

     Assumed discount rate to determine
      the year-end plan disclosures              7.25%         9.0%

     Assumed long-term rate of return
      on plan assets                              9.0%         9.0%

     Assumed range of rates of future
      compensation increases
      (graded by age) for net
      periodic pension cost                  5.0% to 7.0%   3.5% to 5.5%

     Assumed range of rates of future
      compensation increases
      (graded by age) for year-end
      plan disclosures                       3.5% to 5.5%   5.0% to 7.0%

     The prior service cost is being amortized on a straight line basis over approximately 13 years.


 8.  Retirement Plans, continued:

     As a result of the sale of the Company's warehouse and distribution center and 29 stores to AWG, as well as the closure of 14 under-performing stores during 1995 (See Note
     14), a significant number of employees were terminated that participated in the Company's non-contributory defined benefit retirement plan. The effect of the curtailment resulting from the terminations of such employees was not material to the Statement of Operations for the year ended December 30, 1995.

     The Company also contributes to various union-sponsored, multi-employer defined benefit plans in accordance with the collective bargaining agreements. The Company could, under certain circumstances, be liable for the Company's unfunded vested benefits or other costs of these multi-employer plans. The allocation to participating employers of the actuarial present value of vested and nonvested accumulated benefits in multi-employer plans as well as net assets available for benefits is not available and, accordingly, is not presented. The costs of these plans for 1995, 1994, and 1993 were $2,110, $3,309, and $3,565, respectively.

     Effective January 1, 1988, the Company adopted a defined
     contribution   plan   covering   substantially   all non-union
     employees of the Company. Prior to 1994, the Company contributed a matching 50% for each one dollar the participants contribute in pre-tax matched contributions. Participants may contribute from 1% to 6% of their pre-tax compensation which was matched by the Company. Participants may make additional contributions of 1% to 6% of their pre-tax compensation, but such contributions were not matched by the Company. Effective January 2, 1994, the plan was amended to allow a discretionary matching contribution formula based on the Company's operating results. The cost of this plan for 1995, 1994, and 1993, was $0, $0, and $425, respectively.


9.   Leases:

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

                                  December 30,        December 31,
                                      1995                1994


         Buildings                   $16,670             $21,616
         Equipment                     7,014               8,340
         Beneficial interest
           in capital s                5,378              16,059
                                      29,062              46,015
         Accumulated amortization     17,851              21,010

         Net leased assets           $11,211             $25,005

     Future minimum lease payments under capital leases and noncancellable operating leases as of December 30, 1995 are as follows:


9.   Leases, continued:

                                       Capital      Operating
       Fiscal Year                     Leases         Leases

        1996                         $ 4,035        $ 8,849
        1997                           2,754          8,239
        1998                           2,134          5,779
        1999                           1,707          5,448
        2000                             982          4,899
        Thereafter                     9,350         38,891

        Total minimum obligations     20,962        $72,105
        Less estimated interest        9,190
        Present value of net minimum
          obligations                 11,772
        Less current portion           2,746
        Long-term obligations under
          capital leases             $ 9,026


     Rent expense is as follows:
                                      1995        1994        1993

     Minimum rents                   $10,264     $12,560     $12,642
     Contingent rents                    107         178         214

                                     $10,371     $12,738     $12,856

10.  Common Stock and Warrants:

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

     The changes in the number of shares outstanding and the value of the redeemable common stock is as follows:


10.  Common Stock and Warrants, continued:
                                             Shares       Amount

      Balance, January 2, 1993             4,104,211     $ 9,470
        Repurchase of common stock          (134,000)       (323)
        Increase in management
          stock loans                            -          (294)

      Balance, January 1, 1994             3,970,211       8,853
        Repurchase of common stock          (106,000)       (255)
        Reduction in redemption value            -        (7,284)
        Increase in management stock
          loans                                  -           (79)

      Balance, December 31, 1994           3,864,211       1,235
        Repurchase of common stock        (2,143,493)     (1,071)
        Reduction in redemption value            -          (940)
        Decrease in management stock loans       -           793

     Balance, December 30, 1995            1,720,718     $    17

     The shares of redeemable common stock are reported on the balance sheets at redemption value (estimated fair value).
     The reduction in redemption value has been reflected as an increase in additional paid-in capital.

     The shares of treasury stock are reported on the balance sheets at cost.

     Holding also has 40,500,000 shares of Class B nonvoting common stock authorized at December 30, 1995 and December 31, 1994 with a $.01 par value. No shares were issued or outstanding at either December 30, 1995 or December 31, 1994.

     In 1995, Holding repurchased 2,143,493 shares of its Common Stock from certain officers and employees of the Company at a cash price of $0.50 per share plus, at the election of seller, warrants up to the number of shares purchased. As a result of the purchase, Holding issued 2,105,493 warrants to such officers and employees of the Company. The warrant and the shares issuable upon exercise, are subject to certain restrictions on transferability, including certain first refusal rights, as set forth in the warrant.


10.  Common Stock and Warrants, continued:

     The holders of the warrants may, at any time prior to the expiration date (defined as five years after issuance date), purchase from Holding the amount of Common Stock indicated on such warrant, in whole or in part, at a purchase price of $0.50 per share.

11.  Related Party Transactions:

     Clayton, Dubilier & Rice, Inc., a private investment firm of which four directors of the Company are employees, received
     $125 in 1995, $150 in 1994, and $200 in 1993, for financial advisory and consulting services.

     The Company made loans during 1995 and 1994 to certain members of management and key employees for principal payments on their loans made by the credit union in connection with their purchase of common stock. The loans bear interest at a variable rate equal to the Company's prime lending rate plus 1.0%. Loans outstanding at December 30, 1995 and December 31, 1994 were $82 and $794, respectively. The outstanding loans mature in July 1996.

12.  Commitments and Contingencies:

     Effective January 1, 1989, the Company implemented stock appreciation rights ("SAR's") plans for certain of its hourly union and non-union employees as well as salaried employees. Participants in the plans are granted at specified times "appreciation units" which, upon the occurrence of certain triggering events, entitle them to receive cash payments equal to the increase in value of a share of the common stock over $1.00 from the date of the plan's establishment. The Company expects the SAR's to be triggered as a result of the restructuring, discussed in Note 14, at no liability to the Company due to the continued decline in per share value below $1.00.

     Effective October 1, 1991, the Company entered into an outsourcing agreement whereby an outside party provides virtually all of the Company's EDP requirements and assumed substantially all of the Company's existing hardware and software leases and related maintenance agreements. The ten year agreement calls for minimum annual service charges, increasing over its term, as well as other variable charges. The Company terminated the outsourcing agreement as of March 31, 1996. Pursuant to the outsourcing agreement, there is a

12.  Commitments and Contingencies, continued:

     $3.0 million charge for the termination, of which AWG is responsible for 52%. The Company has provided for amounts in the financial statements that management believes to be reasonable and adequate.

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

     The Company has outstanding at December 30, 1995, $12,000 in letters of credit which are not reflected in the accompanying financial statements. The letters of credit are issued under the Revolving Credit Agreement and the Company paid associated fees of $335 and $195 in 1995 and 1994, respectively.

13.  Sale of Plants:

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

     In December 1994, the Company entered into a settlement agreement with Borden whereby the seven-year supply agreement entered into in November 1993 was terminated and a temporary supply agreement for a maximum period of 120 days was entered into. As part of the settlement agreement, the Company repaid $1,650 plus interest in December 1994 and $1,650 plus interest in April 1995. Upon final settlement payment, the Company


13.  Sale of Plants, continued:

     recognized an additional gain of approximately $700 in 1995.
     The Company has made arrangements with another dairy supplier to begin supplying its dairy and ice cream requirements in April 1995.

14.  Restructuring:

     In the fourth quarter of 1995, the Company refocused its restructuring plan, which commenced in 1994. The intent of the revised restructuring program and new business plan is to further reduce the Company's indebtedness in respect of its Senior Notes and its Revolving Credit Agreement, restructure certain of its lease obligations and negotiate modifications to certain of its union agreements in an effort to reduce costs and improve profitability and cash flow.

     In connection with the closing of stores following the sale of 29 stores and the warehouse facility to AWG, the Company recognized charges aggregating $12,639 in 1995 and $23,205 in 1994. The major components of the restructuring charges in 1995 are summarized as follows:

      Write-off of capitalized software costs
        replaced as part of operational
        restructuring initiatives                          $ 7,971

      Write-off of unamortized balance of the
        excess of purchase price over fair
        value of net assets acquired due to
        uncertainty of recovery from future
        operating cash flows                                 2,360

      Expense associated with the termination
        of an EDP outsourcing agreement                      1,410

      Expenses associated with the remaining store
        closings, primarily occupancy costs from
        closing date to lease termination or
        revised sublease date                                  898

          Total restructuring charges                      $12,639


     The asset write-offs described above, aggregating $10,331, have been reflected in their respective balance sheet account classifications, the EDP expense is included in Other current liabilities and the expenses associated with the remaining


14.  Restructuring, continued:

     store closings are included in the Noncurrent restructuring reserve as of December 30, 1995. In accordance with a strategic plan approved by the Board of Directors in December 1994, the company entered into an aggreeent with Associated Wholesale Grocers, Inc. ("AWG") on February 6, 1995, pursuant to which the company sold 29 of its stores and its warehouse and distribution center to AWG on April 21, 1995. In connection with this strategic plan, the Company closed fourteen under-performing stores during 1995 and expects to close an additional store and sell one store by the second quarter of 1996. During fiscal 1995, the Company incurred expenses associated with the operational restructuring as follows:


                                Operational      (Payments) proceeds   Operational
                               restructuring       applied against    restructuring
                                reserve at          restructuring      reserve at
                             December 31, 1994     reserve in 1995   December 30, 1995

Expenses associated with the
 planned store closings,
 primarily occupancy costs
 from closing date to lease
 termination or sublease date     $ 8,319            $ (3,459)  (a)       4,860

Expenses associated with the AWG
 transaction, primarily service
 and equipment contract
 cancellation fees                  5,649              (5,591)               58

Estimated severance costs
 associated with the AWG
 transaction                        5,624              (4,697)              927

Legal and consulting fees
 associated with the AWG
 transaction                        4,905              (4,880)               25

Net gain on sale of
 property, plant and
 equipment to AWG                 (19,492)             19,492                -

  Operational restructuring
   reserve                     $    5,005                 865             5,870


15.  Subsequent Events:

     On March 27, 1996, the Company entered into an agreement in principle (the "Noteholder Agreement") with members of an ad-hoc noteholders committee (the "Committee") with respect to a financial restructuring of the Company. The Committee has advised the Company that it represents approximately 80% of the Company's outstanding Senior Notes. The Noteholder Agreement provides for the filing by the Company of a bankruptcy petition and simultaneously the submission of a "pre-arranged" plan of reorganization and disclosure statement under Chapter 11 of the United States Federal Bankruptcy Code. (the "Restructuring"), all of which is expected to occur on or about May 13, 1996. If approved by the United States Bankruptcy Court (the "Bankruptcy Court"), the Company's creditors and labor unions, the Restructuring will result in a reduction of the Company's debt service obligations and labor costs and a capital and cost structure that will allow the Company to maintain and enhance the competitive position of its business and operations.


15.  Subsequent Events, continued:

     Pursuant to the Noteholder Agreement, upon completion of the Restructuring, the $95 million of Senior Notes currently outstanding (together with accrued interest) will be canceled and the noteholders will receive $60 million in aggregate principal amount of new senior subordinated notes, a majority of the new equity of the reorganized Company and approximately $1.5 million in cash. The new senior subordinated notes will mature in 2003, bear interest semi-annually at a rate of 10% per annum and will not be secured.

     In March 1996, the Company also reached agreements with representatives of its unionized workforce regarding certain modifications to the Company's existing collective bargaining agreements. These modifications will provide for, among other things, wage and benefit concessions, the severance of certain employees and the issuance and purchase of new equity of the reorganized Company to a trust acting on behalf of the unionized employees. The modifications to the collective bargaining agreements have been ratified by the union membership and are conditioned on, and will be effective upon, completion of the Restructuring.

     In order to facilitate the Restructuring, as provided under the Noteholder Agreement the Company intends to file papers with the Bankruptcy Court seeking approval of a debtor-in-possession financing facility. The Company anticipates that such facility will provide it with the financing necessary to maintain its normal business operations during its period of operations under supervision of the Bankruptcy Court, including the payment of postpetition claims of trade creditors and salaries, wages and benefits of employees. The Company anticipates that the Restructuring will be completed by the third quarter of 1996.

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

        4d.1 First Supplement to Indenture, dated as of June 17, 1992, among Homeland, Holding and U.S. Trust. (Incorporated by reference to Exhibit 4d.1 to Form
                     S-1 Registration Statement, Registration No. 33-
                     48862)

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
                    (Incorporated by reference to Exhibit 10s.3 to Form S-1 Registration Statement, Registration No. 33-48862)

        10s.4  (1)  1992 Homeland Management Incentive Plan.
                    (Incorporated by reference to Exhibit 10s.4 to Form S-1 Registration Statement, Registration No.
                    33-48862)

        10s.5  (1)  1993 Homeland Management Incentive Plan.
                    (Incorporated by reference to Exhibit 10s.5 to Form 10-K for fiscal year ended January 1, 1994)

       10s.6   (1)  1994 Homeland Management Incentive Plan.

       10s.7*  (1)  1995 Homeland Management Incentive Plan.

       10t     (1)  Form of Homeland Employees' Retirement Plan,
                    effective as of January 1, 1988. (Incorporated by reference to Exhibit 10t to Form S-1
                    Registration Statement, Registration No.
                    33-22829)

      10t.1   (1)  Amendment No. 1 to Homeland Employees' Retirement
                   Plan effective January 1, 1989. (Incorporated herein by reference to Form 10-K for fiscal year ended December 30, 1989)

      10t.2   (1)  Amendment No. 2 to Homeland Employees' Retirement
                   Plan effective January 1, 1989. (Incorporated herein by reference to Form 10-K for fiscal year ended December 30, 1989)

     10t.3    (1)  Third Amendment to Homeland Employees' Retirement
                   Plan effective as of January 1, 1988.
                   (Incorporated herein by reference to Exhibit
                   10t.3 to Form 10-K for fiscal year ended December
                   29, 1990)

     10t.4    (1)  Fourth Amendment to Homeland Employees'
                   Retirement Plan effective as of January 1, 1989.
                   (Incorporated herein by reference to Exhibit
                   10t.4 to Form 10-K for the fiscal year ended
                   December 28, 1991)

     10t.5    (1)  Fifth Amendment to Homeland Employees' Retirement
                   Plan effective as of January 1, 1989
                   (Incorporated herein by reference to Form 10-Q
                    for the quarterly period ended September 9, 1995)

      10u     (1)  Employment Agreement, dated as of January 11,
                    1988, between Homeland and Jack M. Lotker.
                    (Incorporated by reference to Exhibit 10u to Form S-1 Registration Statement, Registration No. 33-22829)

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


      10y.1 First Supplement to Indenture, dated as of June 17, 1992, among Homeland, Holding and U.S. Trust. (Filed as Exhibit 4d.1)

      10y.2 Second Supplement to Indenture, dated as of April 21, 1995, among Homeland, Holding and United States Trust Company of New York, as Trustee. (Incorporated by reference to Exhibit 10y.2 to Form 10-Q for the quarterly period ended March 25, 1995)

      10y.3 Amendment No. 2 to the Company Security Agreement, dated as of April 21, 1995, between Homeland and United States Trust Company of New York as Collateral Trustee. (Incorporated by reference to Exhibit 10y.3 to Form 10-Q for the quarterly period ended March 25, 1995)

      10y.4 Amendment No. 1 to the Intercreditor Agreement, dated as of April 21, 1995, among National Bank of Canada, United States Trust Company of New York and such other persons as may become parties to the Intercreditor Agreement as provided therein. (Incorporated by reference to Exhibit 10y.4 to Form 10-Q for the quarterly period ended March 25, 1995)

      10y.5 Amendment No. 1 to the Mortgage Security Agreement and Financing Statement, dated as of April 21, 1995, from Homeland to United States Trust Company of New York as Collateral Trustee. (Incorporated by reference to Exhibit 10y.5 to Form 10-Q for the quarterly period ended March 25, 1995)

       10z Form of Purchase Agreement, dated as of March 4, 1992, among Homeland, Holding and the initial purchasers of Senior Notes. (Filed as Exhibit
                    4e)

      10aa Form of Registration Rights Agreement, dated as of March 4, 1992, among Homeland and the initial purchasers of Senior Notes. (Filed as Exhibit
                    4f)

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

       10cc.6 Fifth Waiver and Amendment Agreement, dated as of April 14, 1994, among Homeland, Holding, UBS, as agent, and the other lenders and financial institutions parties to the Revolving Credit Agreement. (Incorporated by reference to Exhibit 10cc.6 to Form 10-K for the fiscal year ended January 1, 1994)

       10cc.7 Sixth Waiver and Amendment Agreement, dated as of February 7, 1995, among Homeland, Holding, UBS, as agent, and the other lenders and financial institutions parties to the Revolving Credit Agreement.

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

       10pp.1 Asset Purchase Agreement, dated as of February 6, 1995, between Homeland and Associated Wholesale Grocers, Inc.

       10qq         Solicitation Statement, dated April 4, 1995.
                    (Incorporated by reference to Exhibit 10qq to
                     Form 8-K dated April 4, 1995)

       10rr    (1)  Employment Agreement, dated as of November 22,
                    1994, between Homeland and James A. Demme.

       10rr.1* (1)  Amendment to Employment Agreement between
                    Homeland and James A. Demme, dated as of April
                    29, 1996

       10ss    (1)  Settlement Agreement, dated as of December 31,
                    1994, between Homeland and Max E. Raydon.

       10tt    (1)  Employment Agreement, dated as of January 30,
                    1995, between Homeland and Mark S. Sellers.

       10uu Amended and Restated Revolving Credit Agreement, dated as of April 21, 1995, among Homeland, Holding, National Bank of Canada, as Agent and lender, Heller Financial, Inc. and any other lenders thereafter parties thereto. (Incorporated by reference to Exhibit 10uu to
                     Form 8-K dated March 14, 1996)

       10uu.1 Waiver Agreement, dated as of December 29, 1995 among Homeland, Holding, National Bank of Canada and Heller Financial, Inc. (Incorporated by reference to Exhibit 10uu.1 to Form 8-K dated March 14, 1996)

       10uu.2 Second Waiver Agreement, dated as of March 1, 1996 among Homeland, Holding, National Bank of Canada and Heller Financial, Inc. (Incorporated by reference to Exhibit 10uu.2 to Form 8-K dated March 14, 1996)

       10vv   (1)   Employment Agreement dated as of July 10, 1995
                    and as amended September 26, 1995, between Homeland and Larry W. Kordisch. (Incorporated by reference to Exhibit 10pp to Form 10-K dated
                    September 9, 1995)
       10vv.1*      Amendment to Employment Agreement between
                    Homeland and Larry W. Kordisch, dated as of April
                    29, 1996

       10ww*  (1)   Employment Agreement dated as of April 29, 1996,
                    between Homeland and Terry M. Marczewski.

       10xx*  (1)   Settlement Agreement, dated as of August 31,
                    1995, between Homeland and Jack M. Lotker.

       10yy*  (1)   Employment Agreement, dated as of April 29, 1996,
                    between Homeland and Steve M. Mason

       10zz*  (1)   Employment Agreement, dated as of April 29, 1996,
                    between Homeland and Alfred Fideline

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

        99c         Press Release issued by Homeland on April 13,
                    1995. (Incorporated by reference to Exhibit 99c to Form 8-K/A dated April 21, 1995)

        99d         Press Release issued by Homeland on April 24,
                    1995.  (Incorporated by reference to Exhibit 99d
                     to Form 8-K/A dated April 21, 1995)

        99e Press Release issue by Homeland Stores, Inc. on March 1, 1996. (Incorporated by reference to
                    Exhibit 99e to Form 8-K dated March 14, 1996)

        99f*        Press Release issued by Homeland Stores, Inc. on

              March 27, 1996