Form 10-Q
period 1996-03-23
HOMELAND HOLDING CORP
filed 1996-06-04
CIK 835582

Conformed Copy


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

  Mark One

   X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
       For the quarterly period ended:  March 23, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 30, 1996.

Class A Common Stock, including redeemable common stock: 32,599,707 shares
                         Class B Common Stock:  None













                           HOMELAND HOLDING CORPORATION


                                  FORM 10-Q
                  FOR THE TWELVE WEEKS ENDED MARCH 23, 1996


                                    INDEX

                                                              Page
  PART I FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS.........................     1

            Consolidated Balance Sheets
             March 23, 1996 and December 30, 1995........     1
            Consolidated Statements of Operations
             Twelve Weeks Ended March 23, 1996
             and March 25, 1995..........................     3
            Consolidated Statements of Stockholders
             Equity (Deficit)
              Twelve Weeks Ended March 23, 1996 and
              March 25, 1995.............................     4
            Consolidated Statement of Cash Flows
             Twelve Weeks Ended March 23, 1996 and
             March 25, 1995..............................     5
            Notes to Consolidated Financial Statements
             March 23, 1996..............................     6

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF
             OPERATIONS..................................     8


  PART II   OTHER INFORMATION


  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.............     12











  PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

             (In thousands, except share and per share amounts)

                                   ASSETS

                                                    March 23,   December 30,
                                                      1996         1995
                                                  (Unaudited)
Current assets:
 Cash and cash equivalents                           $  4,283   $  6,357
 Receivables, net of allowance for uncollectible
  accounts of $1,934 and $2,661                         6,629      8,051
 Inventories                                           40,477     42,830
 Prepaid expenses and other current assets              1,765      2,052

    Total current assets                               53,154     59,290

Property, plant and equipment:
 Land                                                   9,919      9,919
 Buildings                                             22,104     22,101
 Fixtures and equipment                                44,304     44,616
 Land and leasehold improvements                       23,726     23,629
 Software                                               2,001      1,991
 Leased assets under capital leases                    28,966     29,062
 Construction in progress                               4,194      4,201

                                                      135,214    135,519

 Less accumulated depreciation
  and amortization                                     64,865     63,827

 Net property, plant and equipment                     70,349     71,692

Other assets and deferred charges                       6,493      6,600

    Total assets                                     $129,996   $137,582

                                                                   Continued














                The accompanying notes are an integral part of these consolidated financial statements.
                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS, Continued

            (In thousands, except share and per share amounts)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                    March 23,   December 30,
                                                      1996          1995
                                                   (Unaudited)
Current liabilities:
 Accounts payable - trade                            $ 17,519   $ 17,732
 Salaries and wages                                     1,247      1,609
 Taxes                                                  3,559      4,876
 Accrued interest payable                               5,198      2,891
 Other current liabilities                             12,446     14,321
Long-term obligations in default classified as current 98,161    100,467
 Current portion of obligations under capital
  leases                                                2,746      2,746
 Current portion of restructuring reserve               3,062      3,062

    Total current liabilities                          143,938   147,704

Long-term obligations:
 Obligations under capital leases                        8,405     9,026
 Other noncurrent liabilities                            5,289     6,133
 Noncurrent restructuring reserve                        2,796     2,808

    Total long-term obligations                         16,490    17,967

Commitments and contingencies                               -         -

Redeemable common stock, Class A, $.01 par value,
 1,720,718 shares at March 23, 1996 and at
 December 30, 1995, at redemption value                      17       17

Stockholders' deficit:
 Common stock
   Class A, $.01 par value, authorized - 40,500,000
    shares, issued - 33,748,482 shares at March 23,
    1996 and at December 30, 1995,
    outstanding - 30,878,989 shares                        337        337
 Additional paid-in capital                             55,886     55,886
 Accumulated deficit                                   (82,531)   (80,188)
 Minimum pension liability adjustment                   (1,327)    (1,327)
 Treasury stock, 2,869,493 shares at March 23, 1996
 and at December 30, 1995, at cost                      (2,814)    (2,814)

    Total stockholders' deficit                        (30,449)   (28,106)

    Total liabilities and stockholders' deficit       $129,996   $137,582





                The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except share and per share amounts)
                                  (Unaudited)


                                               12 weeks    12 weeks
                                                 ended       ended
                                               March 23,   March 25,
                                                 1996         1995

Sales, net                                       $124,350    $178,009

Cost of sales                                      94,207     135,485

 Gross profit                                      30,143      42,524

Selling and administrative                         27,980      39,969

Financial restructuring costs                       1,350          -

 Operating profit                                     813       2,555

Interest expense                                    3,156       4,411

Loss before income taxes                           (2,343)     (1,856)

Income tax expense                                     -           -

Net loss                                         $ (2,343)   $ (1,856)

Net loss per common share                        $   (.07)   $   (.05)

Weighted average shares outstanding            32,599,707  34,651,117



















                The accompanying notes are an integral part of these consolidated financial statements.


                            HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                         (In thousands, except share and per share amounts)
                                                (Unaudited)
                                                                   Minimum
                              Class A                              Pension                     Total
                            Common  Stock   Paid-in Accumulated   Liability  Treasury Stock   Stockholders'
                            Shares   Amount Capital  Deficit     Adjustment  Shares Amount   Equity (Deficit)


Balance, December 31,1994 31,604,989  $316   $53,896   $(48,398)     $  -      726,000 $(1,743)  $  4,071

Purchase of treasury stock   455,000     5       224         -          -      455,000     229)      -

Net loss                         -      -         -      (1,856)        -         -        -       (1,856)

Balance, March 25, 1995   32,059,989  $321   $54,120   $(50,254)     $  -     1,181,000 $(1,972) $  2,215

Balance, December 30,1995 33,748,482  $337   $55,886   $(80,188)     $(1,327) 2,869,493 $(2,814) $(28,106)

Net loss                          -     -         -      (2,343)         -        -        -       (2,343)

Balance, March 23, 1996   33,748,482  $337   $55,886   $(82,531)     $(1,327) 2,869,493 $(2,814) $(30,449)









                            The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

            (In thousands, except share and per share amounts)
                                (Unaudited)

                                                       12 weeks  12 weeks
                                                         ended     ended
                                                       March 23, March 25,
                                                         1996      1995

Cash flows from operating activities:
 Net loss                                               $(2,343) $(1,856)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                          1,658    3,681
   Amortization of financing costs                          186      334
   Gain on disposal of assets                               (78)   (27)
   Amortization of beneficial interest in operating
     leases                                                  30       60
   Change in assets and liabilities:
     Decrease in receivables                              1,422    4,305
     Decrease in receivable for taxes                       -        719
     Decrease in inventories                              2,353    9,649
     Decrease in prepaid expenses and other current assets  287    1,685
     Increase in other assets and deferred charges         (117)     (51)
     Decrease in accounts payable - trade                  (213)  (4,623)
     Increase (decrease) in salaries and wages             (362)     476
     Increase (decrease) in taxes                        (1,318)     500
     Increase (decrease) in accrued interest payable      2,307   (1,912)
     Decrease in other current liabilities               (1,875)  (1,339)
     Decrease in noncurrent restructuring reserve           (12)  (1,459)
     Decrease in other noncurrent liabilities              (825)    (554)

       Net cash provided by operating activities          1,100    9,588

Cash flows used in investing activities:
 Capital expenditures                                      (307)     (98)
 Cash received from sale of assets                           60     -

       Net cash used in investing activities               (247)     (98)

Cash flows used by financing activities:
 Borrowings under revolving credit loans                 25,067   20,440
 Payments under revolving credit loans                  (27,373) (25,413)
 Net borrowings under swing loans                          -          25
 Principal payments under notes payable                    -        (750)
 Principal payments under capital lease obligations        (621)  (1,258)
 Payments to acquire treasury stock                        -        (229)

       Net cash used by financing activities             (2,927)  (7,185)

Net increase (decrease) in cash and cash equivalents     (2,074)   2,305

Cash and cash equivalents at beginning of period          6,357      339

Cash and cash equivalents at end of period              $ 4,283  $ 2,644

Supplemental information:
  Cash paid during the period for interest              $   604  $ 5,990





                The accompanying notes are an integral part
                      of these financial statements.


                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


  1.   Basis of Preparation of Consolidated Financial Statements:

     The accompanying unaudited consolidated financial statements of Homeland Holding Corporation ("Holding") and its Subsidiary, Homeland Stores, Inc. ("Stores" and together with Holding, the "Company"), reflect all adjustments consisting only of normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period ended December 30, 1995 and the notes thereto.

  2.   Accounting Policies:

     The policies of the Company are summarized in the consolidated financial statements of the Company for the 52 weeks ended December 30, 1995 and the notes thereto.

  3.   Operational Restructuring:

     On April 21, 1995, the Company sold 29 of its stores and its distribution center to Associated Wholesale Grocers, Inc.
     ("AWG"), pursuant to a strategic plan approved by the Board of Directors in December 1994.  In connection with the plan, the Company closed 14 underperforming stores in 1995 and
     sold one store and expects to close two additional stores in the second quarter of 1996.  During the first quarter of
     1996, the Company paid expenses associated with the
     operational restructuring as follows:
                                            Payments applied
                                               against
                                              operational
                            Operational      restructuring        Operational
                            restructuring     reserve for        restructuring
                             reserve at     the 12 weeks ended    reserve at
                           December 30, 1995  March 23, 1996     March 23, 1996

Expenses associated with the
 planned store closings,
 primarily occupancy costs
 from closing date to lease
 termination or sublease date     $4,860          $  (12)       $4,848

Expenses associated with the AWG
 transaction, primarily service
 and equipment contract
 cancellation fees                    58              -             58

Estimated severance costs
 associated with the AWG
 transaction                         927             -             927

Legal and consulting fees
 associated with the
 AWG transaction                      25            -               25


   Operational restructuring
     reserve                      $5,870          $  (12)       $5,858


 The separately identifiable revenue and store contribution to operating profit related to the stores sold to AWG or closed and expenses related to the warehouse facility are as follows:

                                                     12 weeks
                                                       ended
                                                     March 25,
                                                       1995

     Sales, net                                        $53,354

     Store contribution to
       operating profit before
       allocation of administrative
       and advertising expenses                          1,808

     Warehouse expenses                                  2,945


  4. Subsequent Events:

   On May 13, 1996, the Company filed chapter 11 petitions with the United States Bankruptcy Court for the District of Delaware. Simultaneous with the filings of such petitions, the Company filed a plan of reorganization and a disclosure statement, which sets forth the terms of a proposed restructuring of the Company.


   Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations


  Results of Operations


          Net sales for the first quarter ended March 23, 1996 decreased to $124.4 million, a 30.1% decline over the corresponding period of 1995. The decrease in net sales was due primarily to the sale of 29 stores to AWG on April 21, 1995 and the closing of 14 stores in 1995, 5 of which occurred during the first quarter of 1995 and the remainder over the balance of 1995. Comparable store sales decreased by 0.2% compared to the corresponding period of 1995. The decrease in comparable store sales was primarily due to higher 1995 general merchandise sales resulting from certain continuity programs that did not recur in 1996.

          Gross profit as a percentage of sales increased to 24.2% in the first quarter of 1996 compared with 23.9% in the first quarter of 1995. The improvement was primarily due to higher vendor allowances and rebates, which were lower in 1995 due to the pending sale of the Company's distribution center and 29 stores to AWG. The higher vendor allowances and rebates are somewhat offset by the higher cost of goods purchased through AWG versus self-supply.

          Selling and administrative expenses increased 0.05% to 22.50% in the first quarter of 1996 from 22.45% in the first quarter of 1995. This increase was due to higher advertising expenses and a new retail store lighting program implemented throughout 1995 and continuing in 1996, offset by lower corporate office and related administrative expenses.

          The Company incurred $1.4 million of financial restructuring expenses in the first quarter of 1996, primarily in professional fees.

          Interest expense for the first quarter of 1996 decreased to $3.2 million from $4.4 million in the first quarter of 1995, due primarily to the redemption of $25.0 million of senior secured notes on June 1, 1995.

  Liquidity and Capital Resources

          The primary sources of liquidity for the Company's operations have been borrowings under credit facilities and internally generated funds. In March 1992, the Company refinanced its indebtedness by entering into an Indenture with United States Trust Company of New York, as trustee, pursuant to which the Company has outstanding as of May 30, 1996, $59.4 million of Series C Senior Secured Fixed Rate Notes due 1999, $26.1 million of Series D Senior Secured Floating Rate Notes due 1997 and $9.5 Series A Senior Secured Floating Rates Notes due 1997 (collectively the "Senior Notes").

          On April 21, 1995, the Company entered into a Revolving Credit Agreement (the "Revolving Credit Agreement") with National Bank of Canada, ("NBC"), as agent and as lender, Heller Financial, Inc., and any other lenders thereafter parties thereto. The Revolving Credit Agreement permits borrowings up to $25 million, subject to a borrowing base, for working capital needs including certain letters of credit.

          In December 1995, the Company informed the lenders under the Revolving Credit Agreement and the trustee for the Senior Notes that it would be unable to comply with certain year-end financial maintenance covenants (the Consolidated Fixed Change Coverage Ratio and Debt-to EBITDA Ratio) contained in the Revolving Credit Agreement and the Indenture. The Revolving Credit Agreement lenders and the trustee under the Indenture (acting at the direction of a majority in principal amount of the Senior Notes then outstanding) waived compliance by the Company with these financial covenants through the earlier to occur of April 15, 1996 and the date on which the Company defaulted on any of its payment obligations with respect to the Senior Notes.

          On March 1, 1996, the Company failed to make the scheduled interest payment on its Senior Notes in the amount of approximately $4.5 million. This payment default resulted in a termination of the December 1995 waiver under the indenture. Notwithstanding such termination, an ad hoc committee (the "Committee"), representing approximately 80% of the Company's outstanding Senior Notes, advised the Company that, so long as restructuring negotiations between the Company and the Committee were proceeding, the Committee would not exercise any contractual or other remedies in response to the interest payment default. Moreover, the lenders under the Revolving Credit Agreement agreed that their waiver would continue to be effective through May 20, 1996, notwithstanding such payment default.

          On May 13, 1996, the Company filed chapter 11 petitions with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Simultaneous with the filing of such petitions, the Company filed a "pre-arranged" plan of reorganization (the "Plan") and a disclosure statement, which sets forth the terms of a proposed restructuring of the Company. The restructuring is designed to reduce substantially the Company's debt service obligations and labor costs and to create a capital and cost structure that will allow the Company to maintain and enhance the competitive position of its business and operations. The restructuring was negotiated with, and is supported by, the lenders under the Company's existing revolving credit facility, the Committee and the Company's labor unions.

          As part of the restructuring, the $95 million of Homeland's outstanding Senior Notes, plus accrued interest of approximately $6.6 million, will be canceled and such noteholders will receive (in the aggregate) $60 million face amount of new senior subordinated notes and $1.5 million in cash. The new senior subordinated notes will mature in 2003, bear interest semi-annually at a rate of 10% per annum and will not be secured. Additionally, it is anticipated that the noteholders and the Company's general unsecured creditors will receive approximately 60% and 35%, respectively, of the equity of the reorganized Holding (assuming total unsecured claims of approximately $63 million, including noteholders's unsecured claims). Holding's existing equity holders will receive 5% of the new equity, plus five-year warrants to purchase an additional 5% of such equity.

          An integral part of the restructuring is the Company's previously-announced deal with its labor unions to modify certain elements of the Company's existing collective bargaining agreements. The modified collective bargaining agreements will provide for, among other things, wage and benefit modifications, the buyout of certain employees and the issuance and purchase of new equity to a trust acting on behalf of the unionized employees. The modified collective bargaining agreements are conditioned on, and will become effective upon, the consummation of the restructuring.

          On May 13, 1996, the Company also entered into a debtor-in possession lending facility ("DIP Facility"), with its existing bank group to provide up to $27 million of working capital financing. This facility has been approved by the Bankruptcy Court on an interim basis, with a stipulation that the aggregate principal outstanding indebtedness does not exceed $21.1 million, until a final approval hearing scheduled on June 7, 1996. Management anticipates that the Bankruptcy Court will approve the DIP Facility at the June 7, 1996 hearing. Management also believes that the DIP Facility will be adequate to meet the Company's working capital requirements while it is operating under the auspices of the Bankruptcy Court.

          Upon the final approval of the Bankruptcy Court, the DIP Facility will permit the Company to borrow up to the lesser of $27 million and the Borrowing Base. The borrowings under the DIP Facility bears interest at a rate equal to the prime rate announced publicly by NBC from time to time in New York, New York plus two percent. Interest is payable quarterly in arrears on the last day of March, June, September and December, commencing on June 30, 1996. The DIP Facility will mature on the earlier of
  (1) one year from the date of filing of the Company's voluntary petition under Chapter 11 of the United States Federal Bankruptcy Code, and (2) the effective date of the Plan.

          The DIP Facility provides that NBC, on behalf of itself and as agent for the lenders under the DIP Facility, will have liens on, and security interests in, all of the pre-petition and post-petition property of the Company (other than the collateral under the Indenture), which liens and security interests will have priority over substantially all other liens on, and security interests in, the Company's property (other than properly perfected liens and security interests which existed prior to the date of filing of the Company's voluntary petition under the Bankruptcy Code).

          The DIP Facility includes certain customary restrictive covenants, including restrictions on acquisitions, asset dispositions, capital expenditures, consolidations and mergers, distributions, divestitures, indebtedness, liens and security interests and transactions with affiliates. The DIP Facility also requires the Company to comply with certain financial maintenance and other covenants. At May 30, 1996, the net unused and available amount under the DIP Facility was $12.1 million (assuming the Bankruptcy Court approves the DIP Facility).

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

          The Company anticipates that the New Credit Agreement would provide for up to $37.5 million in borrowings, including approximately $27.5 million under a revolving credit facility (subject to borrowing base requirements) and a $10 million term loan. Proceeds from the term loan would be used primarily to fund certain obligations under the modified collective bargaining agreements and to pay certain transaction expenses relating to the restructuring. The Company expects that its obligations under the New Credit Agreement would be secured by a security interest in, and liens on, substantially all of the Company's assets and would be guaranteed by Holding.

          The Company expects to complete the restructuring by mid-summer 1996. Management believes the restructuring will have a favorable effect on the Company's liquidity; however, there can be no assurance that future operating cash flows will yield positive net cash flows or that the restructuring will be successful. If the Company is not able to generate positive cash flows from its operation or if the restructuring is not consummated successfully, management believes that this could have a material adverse effect on the Company's business and the continuing viability of the Company.


  PART II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits: The following exhibits are filed as part of this report:

                Exhibit No.  Description


                 10uu.3         Ratification and Amendment
                                  Agreement to the $27,000,000
                                  Amended and Restated Revolving
                                  Credit Agreement, dated as of May
                                  10, 1996, among Homeland, Holding,
                                  National Bank of Canada, as Agent
                                  and lender, Heller Financial, Inc.
                                  and any other lenders thereafter
                                    parties thereto.

                   27             Financial Data Schedule.


       (b)  Report on Form 8-K:  The following report on Form
              8-K was filed during the quarter ended March 23, 1996.


              Date              Description

              March 8, 1996     Interest Payment Default and
                                Waiver Agreement.


                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange
  Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        HOMELAND HOLDING CORPORATION


Date:  June 4, 1996             By:   /s/ James A. Demme
                                       James A. Demme, President,
                                       Chief Executive Officer and
                                       Director (Principal Executive
                                       Officer)


Date:  June 4, 1996             By:   /s/ Larry W. Kordisch
                                       Larry W. Kordisch, Executive
                                       Vice President/Finance,
                                       Treasurer, Chief Financial
                                       Officer and Secretary
                                       (Principal Financial Officer)


Date:  June 4, 1996             By:   /s/ Terry M. Marczewski
                                       Terry M. Marczewski, Chief
                                       Accounting Officer, Assistant
                                       Treasurer and Assistant
                                       Secretary (Principal
                                       Accounting Officer)