Form 10-Q
period 1996-06-15
HOMELAND HOLDING CORP
filed 1996-07-31
CIK 835582

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

  (Mark One)

    X Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended:  June 15, 1996


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


                          2601 Northwest Expressway
                         Oil Center-East, Suite 1100
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 15, 1996.

Class A Common Stock, including redeemable common stock: 32,599,707 shares
                         Class B Common Stock:  None













                           HOMELAND HOLDING CORPORATION


                                  FORM 10-Q
                 FOR THE TWELVE WEEKS AND TWENTY-FOUR WEEKS
                             ENDED JUNE 15, 1996


                                    INDEX

                                                              Page

  PART I FINANCIAL INFORMATION

  ITEM 1.   Financial Statements.........................     1

            Consolidated Balance Sheets
             June 15, 1996 and December 30, 1995.........     1
            Consolidated Statements of Operations
             Twelve Weeks Ended June 15, 1996
             and June 17, 1995...........................     3
            Consolidated Statements of Operations
             Twenty-Four Weeks Ended June 15, 1996
             and June 17, 1995...........................     4
            Consolidated Statements of Stockholders
             Equity (Deficit)
              Twelve Weeks Ended June 15, 1996 and
              June 17, 1995..............................     5
            Consolidated Statements of Cash Flows
             Twenty-Four Weeks Ended June 15, 1996 and
             June 17, 1995...............................     6
            Notes to Consolidated Financial Statements
             June 15, 1996...............................     7

  ITEM 2.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations..................................     9


  PART II   OTHER INFORMATION

  ITEM 5.   Other Information............................     14

  ITEM 6.   Exhibits and Reports on Form 8-K.............     14




                                      i
  PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEETS

             (In thousands, except share and per share amounts)
                                 (Unaudited)

                                   ASSETS

                                                       June 15,  December 30,
                                                         1996        1995

Current assets:
 Cash and cash equivalents                             $  6,854   $  6,357
 Receivables, net of allowance for uncollectible
  accounts of $1,848 and $2,661                           7,502      8,051
 Inventories                                             39,476     42,830
 Prepaid expenses and other current assets                2,055      2,052

    Total current assets                                 55,887     59,290

Property, plant and equipment:
 Land                                                     9,810      9,919
 Buildings                                               22,219     22,101
 Fixtures and equipment                                  43,935     44,616
 Land and leasehold improvements                         22,582     23,629
 Software                                                 3,012      1,991
 Leased assets under capital leases                      27,079     29,062
 Construction in progress                                 2,697      4,201

                                                        131,334    135,519

 Less accumulated depreciation
  and amortization                                       64,874     63,827

 Net property, plant and equipment                       66,460     71,692

Other assets and deferred charges                         6,749      6,600

    Total assets                                       $129,096   $137,582

                                                                 Continued













                The accompanying notes are an integral part of these consolidated financial statements.
                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS, Continued

            (In thousands, except share and per share amounts)
                                (Unaudited)

                   LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                       June 15,  December 30,
                                                         1996        1995

Current liabilities:
 Accounts payable - trade                               $ 17,501   $ 17,732
 Salaries and wages                                        1,556      1,609
 Taxes                                                     5,146      4,876
 Accrued interest payable                                  6,540      2,891
 Other current liabilities                                13,119     14,321
 Long-term obligations in default classified as current 97,053 100,467 Current portion of obligations under capital
  leases                                                   2,746      2,746
 Current portion of restructuring reserve                  3,062      3,062

    Total current liabilities                            146,723    147,704

Long-term obligations:
 Obligations under capital leases                          6,141      9,026
 Other noncurrent liabilities                              5,224      6,133
 Noncurrent restructuring reserve                          2,455      2,808

    Total long-term obligations                           13,820     17,967

Commitments and contingencies                                -          -

Redeemable common stock, Class A, $.01 par value,
 1,720,718 shares at June 15, 1996 and at
 December 30, 1995, at redemption value                       17         17

Stockholders' deficit:
 Common stock
   Class A, $.01 par value, authorized - 40,500,000
    shares, issued - 33,748,482 shares at June 15,
    1996 and at December 30, 1995,
    outstanding - 30,878,989 shares                          337        337
 Additional paid-in capital                               55,886     55,886
 Accumulated deficit                                     (83,546)   (80,188)
 Minimum pension liability adjustment                     (1,327)    (1,327)
 Treasury stock, 2,869,493 shares at June 15, 1996
 and at December 30, 1995, at cost                        (2,814)    (2,814)

    Total stockholders' deficit                          (31,464)   (28,106)

    Total liabilities and stockholders' deficit         $129,096   $137,582




                The accompanying notes are an integral part of these consolidated financial statements.
                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except share and per share amounts)
                                  (Unaudited)


                                                      12 weeks    12 weeks
                                                       ended       ended
                                                      June 15,    June 17,
                                                        1996        1995

Sales, net                                            $121,981    $147,059

Cost of sales                                           91,703     110,530

 Gross profit                                           30,278      36,529

Selling and administrative                              27,442      36,039

 Operating profit                                        2,836         490

Interest expense                                         2,051       3,899

Income (loss) before reorganization items,
 income taxes and extraordinary items                      785      (3,409)

Reorganization items                                     1,800          -

Loss before income taxes and
  extraordinary items                                  (1,015)      (3,409)

Income tax expense                                         -           -

Loss before extraordinary items                        (1,015)      (3,409)

Extraordinary items                                       -         (2,330)

Net loss                                             $ (1,015)    $ (5,739)

Loss before extraordinary items per
  common share                                       $   (.03)    $   (.10)

Extraordinary items per common share                      -           (.07)

Net loss per common share                            $   (.03)    $   (.17)

Weighted average shares outstanding                33,599,707   33,264,305








                The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except share and per share amounts)
                                  (Unaudited)


                                                      24 weeks    24 weeks
                                                       ended       ended
                                                      June 15,    June 17,
                                                        1996        1995

Sales, net                                            $246,331    $325,068

Cost of sales                                          185,910     246,015

 Gross profit                                           60,421      79,053

Selling and administrative                              55,422      76,008

 Operating profit                                        4,999       3,045

Interest expense                                         5,207       8,310

Loss before reorganization items,
 income taxes and extraordinary items                     (208)     (5,265)

Reorganization items                                     3,150        -

Loss before income taxes and
  extraordinary items                                   (3,358)     (5,265)

Income tax expense                                        -           -

Loss before extraordinary items                         (3,358)     (5,265)

Extraordinary items                                       -         (2,330)

Net loss                                              $ (3,358)   $ (7,595)

Loss before extraordinary items per
  common share                                        $   (.10)   $   (.15)

Extraordinary items per common share                      -           (.07)

Net loss per common share                             $   (.10)   $   (.22)

Weighted average shares outstanding                 32,599,707  33,957,711








                The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               (In thousands, except share and per share amounts)
                                (Unaudited)


                                                                 Minimum
                         Class A      Additional               Pension                      Total
                       Common Stock    Paid-in   Accumulated  Liability Treasury Stock   Stockholders'
                    Shares     Amount  Capital     Deficit    Adjustment Shares   Amount  Equity (Deficit)

Balance, December
   31, 1994         31,604,989     $316   $53,896   $(48,398)   $  -        726,000 $(1,743) $  4,071

Purchase of treasury
   stock             2,116,183       21     1,037       -          -      2,116,183  (1,058)      -

Net loss                -            -        -       (7,595)      -          -         -      (7,595)

Balance, June
  17, 1995           33,721,172     $337   $54,933   $(55,993)   $  -      2,842,183 $(2,801) $ (3,524)

Balance, December
  30, 1995           33,748,482     $337   $55,886   $(80,188)   $(1,327)  2,869,493 $(2,814) $(28,106)

Net loss                -            -        -       (3,358)        -        -          -     (3,358)

Balance, June
  15, 1996           33,748,482     $337   $55,886   $(83,546)   $(1,327)  2,869,493 $(2,814) $(31,464)





                            The accompanying notes are an integral part of these consolidated financial statements.
                             HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (In thousands, except share and per share amounts)
                                         (Unaudited)

                                                      24 weeks  24 weeks
                                                       ended     ended
                                                      June 15,  June 17,
                                                        1996      1995

Cash flows from operating activities:
 Net loss                                               $(3,358) $(7,595)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                          3,282    6,460
   Amortization of financing costs                          315      585
   Write-off of financing costs on long
    term debt retired                                        -     1,424
   Gain on disposal of assets                               (41)    (146)
   Amortization of beneficial interest in operating
     leases                                                  59      105
   Change in assets and liabilities:
     Decrease in receivables                                549    2,920
     Decrease in receivable for taxes                        -       719
     Decrease in inventories                              3,354   17,374
     Decrease (increase) in prepaid expenses and
      other current assets                                   (3)   3,723
     Decrease (increase) in other assets and
      deferred charges                                     (540)      26
     Decrease in accounts payable - trade                  (231) (14,146)
     Increase (decrease) in salaries and wages              (53)     418
     Increase (decrease) in taxes                           270     (472)
     Increase (decrease) in accrued interest payable      3,649     (808)
     Decrease in other current liabilities               (1,201)  (5,771)
     Decrease in restructuring reserve                     (353) (10,338)
     Decrease in other noncurrent liabilities              (872)    (938)


       Net cash provided by (used in)
        operating activities                              4,826   (6,460)

Cash flows from investing activities:
 Capital expenditures                                    (1,404)    (409)
 Cash received from sale of assets                        1,729   73,038

       Net cash provided by investing activities            325   72,629

Cash flows from financing activities:
 Payments under senior secured floating rate notes          -     (9,375)
 Payments under senior secured fixed rate notes             -    (15,625)
 Borrowings under revolving credit loans                 60,423   34,582
 Payments under revolving credit loans                  (63,838) (56,644)
 Net payments under swing loans                             -     (1,500)
 Principal payments under notes payable                     -       (750)
 Principal payments under capital lease obligations      (1,239)  (5,612)
 Payments to acquire treasury stock                         -     (1,058)

       Net cash used by financing activities             (4,654) (55,982)

Net increase in cash and cash equivalents                   497   10,187

Cash and cash equivalents at beginning of period          6,357      339

Cash and cash equivalents at end of period              $ 6,854  $10,526

Supplemental information:
  Cash paid during the period for interest              $ 1,287  $ 8,533


                The accompanying notes are an integral part
                      of these financial statements.
                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


  1.   Basis of Preparation of Consolidated Financial Statements:

     The accompanying unaudited consolidated financial statements of Homeland Holding Corporation ("Holding") and its Subsidiary, Homeland Stores, Inc. ("Stores" and together with Holding, the "Company"), reflect all adjustments consisting only of normal and recurring adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the 52 weeks ended December 30, 1995 and the notes thereto.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements do not include any adjustments to the assets or liabilities that may result from the outcome of the bankruptcy proceedings.

  2.   Accounting Policies:

     The policies of the Company are summarized in the
       consolidated financial statements of the Company for the 52 weeks ended December 30, 1995 and the notes thereto.

  3.   Operational Restructuring:

          On April 21, 1995, the Company sold 29 of its stores and its distribution center to Associated Wholesale Grocers, Inc. ("AWG"), pursuant to a strategic plan approved by the Board of Directors in December 1994. In connection with the plan, the Company closed 14 underperforming stores in 1995, sold one store and closed one store in the second quarter of 1996. The Company closed one final store in July 1996 pursuant to such plan. During the first 24 weeks ended June 15, 1996, the Company incurred expenses associated with the operational restructuring as follows:

                                                 Payments applied
                                                     against
                                                   operational
                                   Operational    restructuring      Operational
                                 restructuring    reserve for       restructuring
                                   reserve at   the 24 weeks ended  reserve at
                              December 30, 1995   June 15, 1996      June 15, 1996

Expenses associated with the
 planned store closings,
 primarily occupancy costs
 from closing date to lease
 termination or sublease date       $4,860          $ (350)              $4,510

Expenses associated with the AWG
 transaction, primarily service
 and equipment contract
 cancellation fees                      58               -                   58

Estimated severance costs
 associated with the AWG
 transaction                           927               5                  932

Legal and consulting fees
 associated with the
 AWG transaction                        25              (8)                  17


   Operational restructuring
     reserve                        $5,870          $ (353)              $5,517


   The separately identifiable revenue and store contribution to operating profit related to the stores sold to AWG or closed and expenses related to the warehouse facility are as follows:

                                               24 weeks       24 weeks
                                                ended          ended
                                               June 15,       June 17,
                                                1996           1995

     Sales, net                                 $6,429        $81,079

     Store contribution to
       operating profit before
       allocation of administrative
       and advertising expenses                  (394)          2,407

     Warehouse expenses                           -             3,853


  4. Reorganization:

   On May 13, 1996, the Company filed chapter 11 petitions with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Simultaneous with the filing of such petitions, the Company filed a plan of reorganization and a disclosure statement, which sets forth the terms of a proposed restructuring of the Company. On June 13, 1996, the Company filed a first amended plan of reorganization and disclosure statement. The Company's plan of reorganization was confirmed by the Bankruptcy Court on July 19, 1996. As a result of the chapter 11 filings, certain claims against the Company that existed prior to the filing date are stayed and will be subject to compromise. Liabilities subject to compromise as of June 15, 1996, are as follows (dollars in thousands):

                                                June 15, 1996
                                                 (unaudited)

         Long-term obligation in default
           classified as current                  $ 95,000
         Other                                      43,732
                                                  $138,732


   Resolution of the above liabilities subject to compromise is contingent upon the approval of the Bankruptcy Court.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


  Results of Operations

          Comparison of Twelve and Twenty-Four Weeks Ended June
    15, 1996 with Twelve and Twenty-Four Weeks Ended June 17, 1995.

          Net sales for the 12 weeks and 24 weeks ended June 15, 1996 decreased 17.1% and 24.2% respectively, over the net sales of the corresponding periods of 1995. The decrease in net sales was due primarily to the sale of 29 stores to AWG on April 21, 1995 and the closing of 14 stores in 1995, 5 of which occurred during the first quarter of 1995, 2 during the second quarter of 1995, and the remainder over the balance of 1995. Comparable store sales for the 12 weeks ended June 15, 1996 decreased by 0.2% compared to the corresponding period of 1995. The decrease in comparable store sales was primarily due to higher 1995 general merchandise sales resulting from certain continuity programs that did not recur in 1996.

          Gross profit as a percentage of sales for both the 12 weeks ended June 15, 1996 and the corresponding period of 1995 amounted to 24.8%. Gross profit as a percentage of sales for the 24 weeks ended June 15, 1996 increased to 24.5% compared to 24.3% for the corresponding period of 1995. The improvement was primarily due to higher vendor allowances and rebates, which were lower in 1995 due to the pending sale of the Company's distribution center and 29 stores to AWG. The higher vendor allowances and rebates are somewhat offset by the higher cost of goods purchased through AWG versus self-supply.

          Selling and administrative expenses for the 12 weeks ended June 15, 1996 decreased to 22.5% compared to 24.5% for the corresponding period of 1995. For the 24 weeks ended June 15, 1996, selling and administrative expenses decreased to 22.5% from 23.4%. The decrease in expenses was due to a reduction in health and welfare costs and lower corporate office expenses.

          Interest expense for the 12 weeks ended June 15, 1996 decreased to $2.1 million from $3.9 million in the corresponding period of 1995. Interest expense for the 24 weeks ended June 15, 1996 decreased to $5.2 million from $8.3 million in the corresponding period of 1995. The decrease in interest expense is primarily a result of the Company filing chapter 11 petitions with the Bankruptcy Court on May 13, 1996. The filing stayed the Company's interest obligation on the Senior Notes. Additionally, interest expense decreased due to the redemption of $25.0 million of Senior Secured Notes on June 1, 1995.

          The Company incurred $1.8 million of reorganization expenses for the 12 weeks ended June 15, 1996. For the 24 weeks ended June 15, 1996, reorganization expenses were $3.2 million. The reorganization expenses were primarily professional fees.

          Extraordinary items for the 12 weeks and 24 weeks ended
  June 17, 1995 consisted of refinancing costs associated with the Company's sale of 29 stores and its distribution center to AWG on April 21, 1995.

  Liquidity and Capital Resources

          The primary sources of liquidity for the Company's operations have been borrowings under credit facilities and internally generated funds. In March 1992, the Company refinanced its indebtedness by entering into an Indenture with United States Trust Company of New York, as trustee, pursuant to which the Company had outstanding as of July 15, 1996, $59.4 million of Series C Senior Secured Fixed Rate Notes due 1999, $26.1 million of Series D Senior Secured Floating Rate Notes due 1997 and $9.5 Series A Senior Secured Floating Rates Notes due 1997 (collectively the "Senior Notes").

          On April 21, 1995, the Company entered into a Revolving
  Credit Agreement (the "Revolving Credit Agreement") with National Bank of Canada, ("NBC"), as agent and as lender, Heller
  Financial, Inc. The Revolving Credit Agreement permits borrowings up to $25 million, subject to a borrowing base, for working capital needs including certain letters of credit.

          On May 13, 1996, the Company filed chapter 11 petitions with the Bankruptcy Court. Simultaneous with the filing of such petitions, the Company filed a "pre-arranged" plan of reorganization and a disclosure statement, which sets forth the terms of a proposed restructuring of the Company. On June 13, 1996, the Company filed its first amended plan of reorganization (the "Plan") and first amended disclosure statement. The restructuring is designed to reduce substantially the Company's debt service obligations and labor costs and to create a capital and cost structure that will allow the Company to maintain and enhance the competitive position of its business and operations. The restructuring was negotiated with, and is supported by, the lenders under the Company's existing revolving credit facility, the adhoc noteholders committee and the Company's labor unions.

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

          On May 13, 1996, the Company also entered into an interim debtor-in-possession lending facility ("DIP Facility"), with its existing bank group to provide up to $27 million of working capital financing. The Bankruptcy Court issued an order approving the DIP facility on June 7, 1996.

          The DIP Facility permits the Company to borrow up to the lesser of $27 million and the Borrowing Base. The borrowings under the DIP Facility bear interest at a rate equal to the prime rate announced publicly by NBC from time to time in New York, New York plus two percent. Interest is payable quarterly in arrears on the last day of March, June, September and December, commencing on June 30, 1996. The DIP Facility will mature on the earlier of (1) one year from the date of filing of the Company's voluntary petition under Chapter 11 of the United States Federal Bankruptcy Code, and (2) the effective date of the Plan. Management believes that the DIP Facility will be adequate to meet the Company's working capital requirements while it is operating under the auspices of the Bankruptcy Court.

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

          The DIP Facility includes certain customary restrictive covenants, including restrictions on acquisitions, asset dispositions, capital expenditures, consolidations and mergers, distributions, divestitures, indebtedness, liens and security interests and transactions with affiliates. The DIP Facility also requires the Company to comply with certain financial maintenance and other covenants. At July 15, 1996, the net unused and available amount under the DIP Facility was $14.4 million.

          On July 19, 1996, the Bankruptcy Court confirmed the Plan. It is expected that the Plan will become effective on the first business day on which all of the conditions to the effective date contained in the Plan are satisfied or waived as provided in the Plan. The Company currently anticipates that the effective date of the Plan will occur on or about August 2, 1996.

          On the effective date of the Plan, the Company intends to enter into a loan agreement (the "Loan Agreement") with NBC, as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Schroder Bank and Trust Company, under which those lenders will provide (a) a working capital and letter of credit facility and (b) a term loan. The Company has received and executed a commitment letter from these lenders. The commitment letter is subject to the approval of the Bankruptcy Court.

          The Loan Agreement will permit the Company to borrow, under the working capital and letter of credit facility, up to the lesser of (a) $27.5 million and (b) the applicable borrowing base. Funds borrowed under such facility will be available for general corporate purposes of the Company.

          The Loan Agreement will also provide the Company a $10.0 million term loan, which will be used to fund certain obligations of the Company under the plan of reorganization, including an employee buyout offer and a health and welfare plan required by the modified collective bargaining agreements, professional fees and "cure amounts" which must be paid in connection with executory contracts, secured financings and unexpired leases.

          The interest rate under the Loan Agreement will be based on the prime rate publicly announced by National Bank of Canada from time to time in New York, New York plus a percentage which varies based on a number of factors, including (a) the amount which is part of the working capital and letter of credit facility and the amount which is part of the term loan, (b) the time period (c) whether the Company elects to use a London Interbank Offered Rate, and (d) the earnings of the Company before interest, depreciation and amortization expenses.

          The indebtedness under the Loan Agreement will mature three years from the effective date of the Plan.

          The obligations of the Company under the Loan Agreement will be secured by liens on, and security interests in, substantially all of the assets of Homeland and will be guaranteed by Holding, with a pledge of its Homeland stock to secure its obligation. The collateral will include the assets which, prior to the effective date of the Plan, secured the obligations of the Company to the holders of the Senior Notes.

          The Company anticipates that the Loan Agreement will include certain customary restrictions on acquisitions, asset dispositions, capital expenditures, consolidations and mergers, distributions, divestitures, indebtedness, liens and security interests and transactions with affiliates. The Company also anticipates that the Loan Agreement will require the Company to comply with certain financial and other covenants.

          Consummation of the Plan is subject to a number of contingencies. The Company believes that the restructuring under the Plan will have a favorable effect on the Company's liquidity. However, there can be no assurance that the Company's operations will yield positive net cash flows or that the restructuring will be successful. If the Company is not able to generate positive net cash flows from its operations or if the restructuring is not consummated successfully, management believes that this could have a material adverse effect on the Company's business and the continuing viability of the Company.

  PART II - OTHER INFORMATION

  Item 5.   Other Information

            On the effective date of the Plan, the current members of the Company's board of directors are expected to resign their positions except for Mr. James A. Demme and Mr. John A. Shields. On and after the effective date of the Plan, the following individuals will also become members of the Company's board of directors:
            Mr. Gene Burris, Mr. Edward B. Krekeler, Ms. Laurie M. Shahon, Mr. William B. Snow and Mr. David N. Weinstein.

  Item 6.   Exhibits and Reports on Form 8-K

            (a) Exhibit: The following exhibit are filed as part of this report:

                 Exhibit No.  Description

                 2b           First Amended Plan of
                              Reorganization of Homeland Stores,
                              Inc. and Homeland Holding
                              Corporation.

                 99h          Press release issued by Homeland
                              Stores, Inc. on July 19, 1996.

                 27           Financial Data Schedule.


       (b)  Report on Form 8-K:  The following report on Form
            8-K was filed during the quarter ended June 15, 1996.


                Date              Description

              May 31, 1996   The filing of chapter 11 petitions
                             by Homeland Holding Corporation
                             and Homeland Stores, Inc. on May
                             13, 1996.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange
  Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        HOMELAND HOLDING CORPORATION


Date:  July 30, 1996       By:    /s/ James A. Demme
                                  James A. Demme, President,
                                  Chief Executive Officer and
                                  Director (Principal Executive
                                  Officer)


Date:  July 30, 1996       By:    /s/ Larry W. Kordisch
                                  Larry W. Kordisch, Executive
                                  Vice President/Finance,
                                  Treasurer, Chief Financial
                                  Officer and Secretary
                                  (Principal Financial Officer)


Date:  July 30, 1996       By:    /s/ Terry M. Marczewski
                                  Terry M. Marczewski, Chief
                                  Accounting Officer, Assistant
                                  Treasurer and Assistant
                                  Secretary (Principal
                                  Accounting Officer)