Form 10-Q
period 1996-09-07
HOMELAND HOLDING CORP
filed 1996-10-28
CIK 835582

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


   X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarterly period ended:  September 7, 1996


                                   OR


          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from_______to_______


Commission file No.:  33-48862


                         HOMELAND HOLDING CORPORATION
              (Exact name of registrant as specified in its charter)


            Delaware                                   73-1311075
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)


                          2601 Northwest Expressway
                         Oil Center-East, Suite 1100
                           Oklahoma City, Oklahoma            73112
                  (Address of principal executive office)   (Zip Code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court.  Yes   X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 14, 1996.

Common Stock:  4,758,025 shares





                        HOMELAND HOLDING CORPORATION


                                 FORM 10-Q
                   FOR THE TWELVE WEEKS AND THIRY SIX WEEKS
                           ENDED SEPTEMBER 7, 1996


                                      INDEX

                                                                         PAGE

     PART I    FINANCIAL INFORMATION

     ITEM 1.   Financial Statements...................................     1

               Consolidated Balance Sheets
                September 7, 1996 (Successor Company) and
                December 30, 1995 (Predecessor Company)...............     1
               Consolidated Statements of Operations
                4 weeks ended September 7, 1996 (Successor Company),
                8 weeks ended August 10, 1996 and 12 weeks ended
                September 9, 1995 (Predecessor Company................     3
               Consolidated Statements of Operations
                4 weeks ended September 7, 1996 (Successor Company),
                32 weeks ended August 10, 1996 and 36 weeks ended
                September 9, 1995 (Predecessor Company)...............     4
               Consolidated Statements of Stockholders'
                Equity  (Deficit)
                 4 weeks ended September 7, 1996 (Successor Company),
                 32 weeks ended August 10, 1996 and 36 weeks ended
                 September 9, 1995 (Predecessor Company)..............     5
               Consolidated Statements of Cash Flows
                4 weeks ended September 7, 1996 (Successor Company),
                32 weeks ended August 10, 1996 and 36 weeks ended
                September 9, 1995 (Predecessor Company)...............     6
               Notes to Consolidated Financial Statements.............     7


     ITEM 2.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations............................................     12

     PART II   OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K.......................     17



                                     i




PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements


             HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS

         (In thousands, except share and per share amounts)
                            (Unaudited)

                 Assets                    Successor Company Predecessor Company
                                                 September 7,   December 30,
                                                    1996           1995

Current assets:
  Cash and cash equivalents                       $  3,062        $  6,357
  Receivables, net of allowance for
   uncollectible accounts of $2,661 at
   December 30, 1995                                 8,959           8,051
  Inventories                                       39,450          42,830
  Prepaid expenses and other current assets          3,250           2,052

     Total current assets                           54,721          59,290

Property, plant and equipment:
  Land                                               8,701           9,919
  Buildings                                         17,294          22,101
  Fixtures and equipment                            14,281          44,616
  Land and leasehold improvements                   10,956          23,629
  Software                                           1,782           1,991
  Leased assets under capital leases                 7,623          29,062
  Construction in progress                           1,961           4,201

                                                    62,598         135,519

  Less accumulated depreciation
   and amortization                                    585          63,827

  Net property, plant and equipment                 62,013          71,692

Reorganization value in excess of amounts
   allocable to identifiable assets, less
   accumulated amortization of $1,154 at
   September 7, 1996                                43,864            -

Other assets and deferred charges                    5,016           6,600

     Total assets                                 $165,614        $137,582

                                                                 Continued







                 The accompanying notes are an integral part of these consolidated financial statements

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS, Continued

             (In thousands, except share and per share amounts)
                                (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                   September 7,  December 30,
                                                      1996          1995

Current liabilities:
  Accounts payable - trade                          $ 14,411      $ 17,732
  Salaries and wages                                   2,486         1,609
  Taxes                                                5,405         4,876
  Accrued interest payable                               599         2,891
  Other current liabilities                           10,546        14,321
  Long-term obligations in default classified
   as current                                           -          100,467
  Current portion of obligations under capital
   leases                                              1,559         2,746
  Current portion of restructuring reserve              -            3,062

     Total current liabilities                        35,006       147,704

Long-term obligations:
  Long-term debt                                      70,000          -
  Obligations under capital leases                     3,348         9,026
  Other noncurrent liabilities                         2,081         6,133
  Noncurrent restructuring reserve                      -            2,808

     Total long-term obligations                      75,429        17,967

Commitments and contingencies                           -             -

Redeemable common stock, Class A, $.01 par value,
  1,720,718 shares at December 30, 1995, at
  redemption value                                      -               17

Stockholders' equity (deficit):
  Old common stock
    Class A, $.01 par value, authorized - 40,500,000
     shares, issued - at December 30, 1995, 33,748,482
     outstanding - 30,878,989 shares                    -              337
  New common stock, $0.01 par value, authorized -
     7,500,000 shares, issued 4,758,025 shares at
     September 7, 1996                                    48          -
  Additional paid-in capital                          56,013        55,886
  Accumulated deficit                                   (882)      (80,188)
  Minimum pension liability adjustment                  -           (1,327)
  Treasury stock, 2,869,493 shares at December 30,
    1995 at cost                                        -           (2,814)

     Total stockholders' equity (deficit)             55,179       (28,106)

     Total liabilities and stockholders' equity
      (deficit)                                     $165,614      $137,582


             The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except share and per share amounts)
                                   (Unaudited)

                                      Successor Company   Predecessor Company

                                          4 weeks     8 weeks    12 weeks
                                          ended        ended       ended
                                       September 7,  August 10,  September 9,
                                          1996         1996         1995

Sales, net                              $ 39,536      $ 77,416     $133,020

Cost of sales                             29,684        58,513      101,491

  Gross profit                             9,852        18,903       31,529

Selling and administrative                 8,953        17,578       32,465
Amortization of excess reorganization
  value                                    1,154          -            -

Operating profit (loss)                     (255)        1,325         (936)

Interest expense                             627           432        3,367

Income (loss) before reorganization items,
  income taxes and extraordinary items      (882)          893       (4,303)

Reorganization items:
  Allowed claims in excess of liabilities   -            7,200         -
  Professional fees                         -            1,100         -
  Employee buyout expense                   -            6,386         -
  Adjustments of accounts to estimated
   fair value                               -            8,160         -
                                            -           22,846         -

Loss before income taxes and
  extraordinary items                       (882)      (21,953)      (4,303)

Income tax expense                          -             -            -

Loss before extraordinary items             (882)      (21,953)      (4,303)

Extraordinary items-debt discharged         -           63,118         -

Net income (loss)                       $   (882)     $ 41,165     $ (4,303)

Loss before extraordinary items per
  common share                          $   (.19)     $   (.68)    $   (.13)

Extraordinary items per common share        -             1.94         -

Net income (loss) per common share      $   (.19)     $   1.26     $   (.13)

Weighted average shares outstanding    4,758,025    32,599,707   32,599,707


             The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except share and per share amounts)
                                   (Unaudited)


                                      Successor Company   Predecessor Company

                                         4 weeks       32 weeks       36 weeks
                                          ended          ended          ended
                                      September 7,    August 10,   September 9,
                                          1996           1996          1995

Sales, net                             $ 39,536        $323,747      $458,088

Cost of sales                            29,684         244,423       347,506

  Gross Profit                            9,852          79,324       110,582

Selling and administrative                8,953          73,000       108,473
Amortization of excess reorganization
  value                                   1,154            -             -

Operating profit (loss)                    (255)          6,324         2,109

Interest expense                            627           5,639        11,677

Income (loss) before reorganization
  items, income taxes and
  extraordinary items                      (882)            685        (9,568)

Reorganization items:
  Allowed claims in excess of
   liabilities                             -              7,200          -
  Professional fees                        -              4,250          -
  Employee buyout expense                  -              6,386          -
  Adjustments of accounts to
   estimated fair value                    -              8,160          -
                                           -             25,996          -

Loss before income taxes and
  extraordinary items                      (882)        (25,311)       (9,568)

Income tax expense                         -               -             -

Loss before extraordinary items            (882)        (25,311)       (9,568)

Extraordinary items-debt discharged        -             63,118          -
Extraordinary items-other                  -               -           (2,330)

Net income (loss)                      $   (882)       $ 37,807      $(11,898)

Loss before extraordinary items per
  common share                         $   (.19)       $   (.78)     $   (.29)

Extraordinary items per common share       -               1.94          (.07)

Net income (loss) per common share     $   (.19)       $   1.16      $   (.36)

Weighted average shares outstanding   4,758,025      32,599,707    33,500,994


             The accompanying notes are an integral part of these consolidated financial statements

                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 (In thousands, except share and per share amounts)
                                    (Unaudited)


<PART 1 of 2>

                                                                                                      Minimum
                                           Common Stock                Additional                     Pension
                                 Successor    Predecessor               Paid-in        Accumulated   Liability
                                   Shares       Shares      Amount      Capital         Deficit      Adjustment

Balance, December 31, 1994            -       31,604,989     $ 316     $ 53,896        $(48,398)     $  -

Purchase of treasury stock            -        2,143,493        21        1,050            -            -

Net loss                              -             -         -            -            (11,898)        -

Balance, September 9, 1995            -       33,748,482     $ 337     $ 54,946        $(60,296)     $  -


Balance, December 30, 1995            -       33,748,482     $ 337     $ 55,886        $(80,188)     $(1,327)

Net income                            -             -         -            -             37,807         -

Eliminate predecessor equity          -      (33,748,482)     (337)     (55,886)         (2,637)        -

Issuance of successor's
 common stock                    4,758,025          -           48       56,013            -            -

Eliminate adjustment of minimum
 pension liability                    -             -         -            -               -           1,327

Record excess of reorganization
 value                                -             -         -            -             45,018         -

Balance, August 10, 1996         4,758,025          -        $  48     $ 56,013        $   -         $  -

Net loss                              -             -         -            -               (882)        -

Balance, September 7, 1996       4,758,025          -        $  48      $56,013        $   (882)     $  -






                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICTI)

                 (in thousands, except share and per share amounts)
                                           (Unaudited)




<PART 2 of 2>

                                                                    Total
                                              Treasury Stock     Stockholders'
                                            Shares    Amount   Equity (Deficit)


Balance, December 31, 1994                  726,000  $(1,743)     $  4,071

Purchase of treasury stock                2,143,493   (1,071)         -

Net loss                                       -        -          (11,898)

Balance, September 9, 1995                2,869,493  $(2,814)     $ (7,827)


Balance, December 30, 1995                2,869,493  $(2,814)     $(28,106)

Net income                                     -        -           37,807

Eliminate predecessor equity             (2,869,493)   2,814       (56,046)

Issuance of successor's common
 stock                                         -        -           56,061

Eliminate adjustment of minimum
 pension liability                             -        -            1,327

Record excess of reorganization
 value                                         -        -           45,018

Balance, August 10, 1996                       -     $  -         $ 56,061

Net loss                                       -        -             (882)

Balance, September 7, 1996                     -     $  -         $ 55,179




                      The accompanying notes are an integral part
                       of these consolidated financial statements.





                    HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                (In thousands, except share and per share amounts)
                                    (Unaudited)


                                                            Successor Company    Predecessor Company
                                                              4 weeks        32 weeks       36 weeks
                                                               ended          ended          ended
                                                            September 7,    August 10,    September 9,
                                                               1996           1996            1995

Cash flows from operating activities:
  Net income (loss)                                           $  (882)        $37,807        $(11,898)
  Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                                588           4,163           8,908
     Amortization of excess reorganization value                1,154            -               -
     Amortization of financing costs                                5             359             771
     Write-off of financing costs on long term debt retired      -               -              1,424
     Reorganization items                                        -             15,360            -
     Extraordinary gain on debt discharge                        -            (63,118)           -
     (Gain) loss on disposal of assets                             85            -               (275)
     Amortization of beneficial interest in operating
       leases                                                      10              75             143
     Change in assets and liabilities:
       Increase in receivables                                   (876)            (32)           (426)
       Decrease in receivable for taxes                          -               -              2,270
       (Increase) decrease in inventories                        (666)          4,175          14,904
       (Increase) decrease in prepaid expenses
         and other current assets                                  41             (83)          3,097
       (Increase) decrease in other assets and
         deferred charges                                         (21)           (649)            228
       (Increase) decrease in accounts payable - trade           (545)            298          (8,989)
       Increase (decrease) in salaries and wages                 (167)            105             131
       Increase (decrease) in taxes                               304             226            (317)
       Increase (decrease) in accrued interest payable            582           3,823          (2,810)
       Increase in other current liabilities                     (791)         (2,656)         (1,625)
       Increase in noncurrent restructuring reserve              -             (1,396)        (12,196)
       Increase in other noncurrent liabilities                  (146)           (886)         (1,105)

         Total adjustments                                       (443)        (41,716)          4,133

         Net cash used in operating activities                 (1,325)         (2,429)         (7,765)

Cash flows from investing activities:
  Capital expenditures                                           (180)         (2,395)         (1,008)
  Cash received from sale of assets                                 1           1,738          73,038

         Net cash (used in) provided by
          investing activities                                   (179)           (657)         72,030

Cash flows from financing activities:
  Borrowings under term loan                                     -             10,000            -
  Payments under senior secured floating rate notes              -               -             (9,375)
  Payments under senior secured fixed rate notes                 -               -            (15,625)
  Borrowings under revolving credit loans                       6,273          74,250          62,811
  Payments under revolving credit loans                        (6,273)        (79,718)        (85,095)
  Payments under swing loans                                     -               -             (1,500)
  Principal payments under notes payable                         -               -               (750)
  Principal payments under capital lease obligations             (141)         (1,596)         (6,127)
  Payments of secured debt obligations                           -             (1,500)           -
  Payments to acquire treasury stock                             -               -             (1,072)

         Net cash (used in) provided by
          financing activities                                   (141)          1,436         (56,733)

Net increase (decrease) in cash and cash equivalents           (1,645)         (1,650)          7,532

Cash and cash equivalents at beginning of period                4,707           6,357             339

Cash and cash equivalents at end of period                    $ 3,062         $ 4,707         $ 7,871

Supplemental information:
  Cash paid during the period for interest                    $    48         $ 1,566         $13,636

  Cash paid during the period for income taxes                $  -            $  -            $  -


                  The accompanying notes are an integral part
                         of these financial statements.

                   HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


1.     Basis of Preparation of Consolidated Financial Statements:

       The accompanying unaudited consolidated financial statements of Homeland Holding Corporation ("Holding") and its Subsidiary, Homeland Stores, Inc ("Stores" and together with Holding, the "Company"), reflect all adjustments, consisting only of normal and recurring adjustments, except for the fresh-start adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the 52 weeks ended December 30, 1995 and the notes thereto.

       The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The consolidated financial statements also reflect certain fresh-start adjustments (see Note 4) that resulted from the bankruptcy proceedings (see Note 3).

2.     Accounting Policies:

       The significant accounting policies of the Company are summarized in the consolidated financial statements of the Company for the 52 weeks ended December 30, 1995 and the notes thereto.

3.     Reorganization:

       On May 13, 1996, the Comapny filed chapter 11 petitions with the United States Bankruptcy Court for the District of
       Delaware (the "Bankruptcy Court"). Simultaneous with the filing of such petitions, the Company filed a plan of reorganization and disclosure statement, which set forth the terms of the Company's restructuring (the "Restructuring"). On June 13, 1996, the Company filed a first amended plan of reorganization and disclosure statement. The Company's first amended plan of reorganization, as modified (the "Plan") was confirmed by the Bankruptcy Court on July 19, 1996 and became effective on August 2, 1996 (the "Effective Date").


       On the effective Date, each of Holding and Homeland adopted amended and restated certificates of incorporation, the principal effects of which are: (a) eliminate the old common stock and old class B common stock of Holding, (b) authorized 7,500,000 shares of new common stock of Holding (the "New Common Stock") and (c) include a provision to prohibit the issuance of non-voting securities as and to the extent required by Section 1123 (a) (6) of the Bankruptcy Code for both Homeland and Holding.

       As of the Effective Date, the outstanding $59.4 million of Series C Senior Secured Fixed Rate Notes due 1999, $26.1 million of Series D Senior Secured Floating Rate Notes due
       1997 and $9.5 million of Series A Senior Secured Floating Rate Notes due 1997, (collectively, the "Old Notes"), ($95 million in aggregate face amount plus accrued interest), were canceled and such holders received (in the aggregate)
       $60 million face amount of newly issued 10% Senior Subordinated Notes due 2003 (the "New Notes"), $1.5 million in cash and approximately 60% of the New Common Stock. The New Notes are unsecured and bear interest at 10% per annum and mature in 2003.

       As of the effective Date, all of the outstanding old common stock of Holding was canceled and the holders received their ratable share of (a) 250,000 shares of New Common
       Stock and (b) warrants to purchase up to 263,158 shares of New Common stock at an exercise price of $11.85. Holders of general unsecured claims (including certain trade creditors for unpaid prepetition trade claims and the allowed unsecured noteholders' claims) are entitled to receive their ratable share of 4,450,000 shares of New Common Stock.

       As of the Effective Date, the Company entered into the New Credit Agreement (as defined hereinafter) consisting of a revolving credit facility of up to $27.5 million (subject to a borrowing base requirements) and a term loan facility of $10.0 million The New Credit Agreement is collaterized by a security interest in, and liens on, substantially all of the Company's assets and is guaranteed by Holding.

       On the Effective Date, the modified union agreements negotiated with the Company's labor unions (the "Modified
       Union Agreements") became effective. The Modified Union Agreements, which are effective for a term of five years, consist of five basic elements: (a) wage rate and benefit contribution reductions and work rule changes, (b) an employee buyout offer, (c) the establishment of an employee stock bonus plan which will receive, or be entitled to receive up to 522,222 shares of New Common Stock, (d) the right to designate one member of the Board of Directors and
       (e) the elimination of certain wage reinstatement provisions, incentive plans and "maintenance of benefits."

4.     Fresh-Start Reporting

       The Company's Restructuring was accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, entitled "Financial Reporting by Entities in Reorganization under the Bankruptcy Code"
       ("SOP No. 90-7"). The accounting of SOP No. 90-7 resulted in "fresh-start" reporting for the Company in which a new entity was created for financial reporting purposes. The
       Company was able to adopt SOP No. 90-7 as the holders of the old common stock received less than 50% of the New
       Common Stock and the reorganized value of the assets of the reorganized Company is less than the total of all post-petition liabilities and allowed claims.

       For financial reporting purposes, the Comapny accounted for the consummation of the Restructuring effective August 10, 1996, which is the Company's normal four week period ending date. The periods prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company". As a result of the adoption of the "fresh-start reporting, the Company's financial statements are not comparable to the Company's financial statements of prior periods.

       In accordance with the SOP No. 90-7, the Company valued its assets and liabilities at their estimated fair value and eliminated its accumulated deficits on the Effective Date. The total reorganization value of the reorganized Company was determined by analyzing market cash flow multiples as applied to the Company's projected annual cash flows as well as comparing the reorganization vaule to a discounted projected cash flow calculation. Based on analysis prepared by the Company's financial advisor and the financial advisor to the ad hoc committee of noteholders, the total reorganization value was agreed to by the parties and confirmed by the Bankruptcy Court. The total reorganization value as of the Effective Date was estimated to be $167.4 million, which was $45.0 million in excess of the Company's tangible and identifiable assets. The excess of the reorganization value over the value of the identifiable assets is reported as "Reorganization value in excess of amounts allocable to identifiable assets" and is being amortized on a straight-line basis over a three year period.


       The components of reorganization items and gain recognized on debt discharged resulting from the Restructuring are as follows (in thousands):

        (i)  Reorganization items:

              Fresh-Start reporting
               Allowed claims in excess of recorded
                 liabilities                                        7,200
               Revalue of property, plant and
                 equipment, net                                     4,004
               Other adjustments to estimated fair value            4,156
                     Total fresh-start                             15,360

             Professional fees incurred with
               the Restruturing                                     4,250

                     Total reorganization items                    19,610


       (ii)  Gain on debt discharged:

               Elimination of Old Notes and accrued interest      101,697
               Elimination of other liabilities                    21,421
               Issuance of New Notes                              (60,000)

                     Gain on debt discharged                       63,118










       The effects of the Restructuring and the implementation of "fresh-start" reporting on the Company's balance sheet as of August 10, 1996 are as follows:


                                      Pre "Fresh-Start"                                        "Fresh-Start"
                                        Balance Sheet     Debt Discharge     "Fresh-Start"     Balance Sheet
                                       August 10, 1996      Adjustments       Adjustments     August 10, 1996

Current assets:
   Cash                                    $  6,207          $ (1,500)         $   -            $  4,707
   Receivables                                8,083              -                 -               8,083
   Inventories                               38,655               129              -              38,784
   Prepaid expenses and
     other current assets                     3,428              -                 (137)           3,291

     Total current assets                    56,373            (1,371)             (137)          54,865

Property, plant and equipment, net           66,513              -               (4,004)          62,509

Other assets and deferred charges             6,793              -               (1,780)           5,013

Reorganization value in excess
   of amounts allocable to
   identifiable assets                         -                 -               45,018           45,018

     Total assets                          $129,679          $ (1,371)         $ 39,097         $167,405

Current liabilities:
   Accounts payable-trade                    18,030           (10,274)            7,200           14,956
   Salaries and wages                         1,703              -                  950            2,653
   Taxes                                      5,101              -                 -               5,101
   Accrued interest payable                   6,714            (6,697)             -                  17
   Other current liabilities                 11,760            (3,290)            2,866           11,336
   Long-term obligations in
     default classified as
     current                                105,000          (105,000)             -                -
   Current portion of obligations
     under capital leases                     2,746            (1,187)             -               1,559
   Current portion of restructuring
     reserves                                 3,062            (1,796)           (1,266)            -

     Total current liabilities             $154,116         $(128,244)          $ 9,750         $ 35,622

Long-term obligations:
   Long-term debt                              -               70,000              -              70,000
   Obligations under capital leases           5,784            (1,870)             (425)           3,489
   Other noncurrent liabilities               6,407            (3,944)             (230)           2,233
   Noncurrent restructuring reserve           1,412              (431)             (981)            -

      Total long-term obligations           118,603            63,755            (1,636)          75,722

Redeemable common stock                          17              -                  (17)            -

Stockholder's equity (deficit):
   Common Stock                                 337              -                 (289)              48
   Additional paid-in capital                55,886              -                  127           56,013
   Accumulated (deficit) equity             (90,139)           63,118            27,021             -
   Minimum pension liability adjustment      (1,327)             -                1,327             -
   Treasury stock                            (2,814)             -                2,814             -

      Total stockholder's equity
        (deficit)                           (38,057)           63,118            31,000           56,061

      Total liabilities and
        stockholder's equities
        (deficit)                          $129,679           $(1,371)          $39,097         $167,405



5.     Employee Buyout Offer Charges

       As of August 3, 1996, the consummation date of the Modified Union Agreements, 833 of the Company's unionized employees had accepted the employee buyout offer. The employee buyout offer, depending on the employee's job classification, date of hire and full- or part-time status, ranges from $4,500 to $11,000 per employee. The Company incurred approximately $6.6 million of expense for the employee buyout offer.

6.     Income Taxes

       The Company did not record any provision of taxes for the 12 weeks and 36 weeks ended September 7, 1996. As of December
       30, 1995, the Company has operating loss carry forward of approximately $48.6 million. In connection with the Plan, the Company recorded gains relating to the discharge of certain indebtedness, which is expected to reduce the Company's operating loss carry forward. As a result of the discharge of such indebtedness, management estimates that the operating loss carryforward as of September 7, 1996, is approximately $30.0 million, subject to the projected values of the new securities issued by Holding pursuant to the Plan.


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations


General

           As discussed in Note 3 and 4 to the accompanying Consolidated Financial Statements of Homeland Holding Corporation, the Company Plan of Reorganization became effective on August 2, 1996. For financial reporting purposes the Company accounted for the consummation of the Restructuring effective as of August 11, 1996. The Company has adopted "fresh-start" reporting pursuant to SOP No. 90-7. The periods prior to the Restructuring have been designated "Predecessor Company" and the period subsequent to the Restructuring has been designated "Successor Company". For purposes of the discussion of Results of Operations and Liquidity and Capital Resources for the twelve and thirty-six weeks ended September 7, 1996, the results of the Predecessor Company and Successor Company have been combined.

           The following discussion includes statements that are forward-looking in nature. As with any forward-looking statements, these statements are subject to a number of factors, including competitive activities in the market area, general economic conditions and the consummation of the Restructuring that tend to influence the accuracy of the statements.

Results of Operations

           Comparison of Twelve and Thirty-Six Weeks Ended
September 7, 1996 with Twelve and Thirty-Six Weeks Ended
September 9, 1995.


           Net sales for the 12 weeks and 36 weeks ended September 7, 1996 decreased 12.08% and 20.7% respectively, over the net sales of the corresponding periods of 1995. The decrease in net sales was due primarily to the sale of 29 stores to AWG on April 21, 1995 and the closing of 14 stores in 1995, and 2 stores in the second quarter of 1996 and the sale of the Ponca City store in April 1996. In addition, while the Company believes it maintained well stocked stores and good store conditions during the bankruptcy proceedings, significant management time and effort was expended to accomplish the demands necessary for a timely, orderly reorganization which may have affected sales negatively. Comparable store sales for the 12 weeks ended September 7, 1996 decreased by 1.4% over the same period of 1995.

           Gross profit was 24.6% and 24.5% of sales for the 12 weeks and 36 weeks ended September 7, 1996 as compared to 23.7% and 24.1% of sales for the corresponding periods of 1995. Gross profit for the 12 weeks ended September 7, 1996, was higher primarily due to improved buying skills and store conditions versus the same period of 1995 when the Company was adapting and adjusting to the change from being self-supplied to purchasing from AWG. Gross profit for the 36 weeks ended September 7, 1996, benefitted from higher vendor allowance and improved purchasing skills. The improvement was offset somewhat by higher cost of goods from being supplied by AWG versus self-supplied.

           Selling and administrative expenses for the 12 weeks ended September 7, 1996 decreased to 22.7% of sales compared to 24.4% for the corresponding period of 1995. For the 36 weeks ended
September 7, 1996, selling and administrative expenses decreased to 22.6% of sales from 23.7%. The Company's selling and administrative expense as a percentage of sales has declined due to cost controls, including reductions in corporate support functions, the newly negotiated Modified Union Agreements, certain lease and secured financing concessions and the rejection of certain burdensome executory contracts. Cost savings from the Modified
Union Agreements were somewhat offset by increased costs associated with training new employees that were hired to replace employees that accepted the employee buyout offer.

           Interest expense decreased to $1.1 million for the 12 weeks ended September 7, 1996, from $3.4 million in the same period of 1995. As for the 36 weeks ended September 7, 1996, interest expense amounted to $6.3 million as compared to $11.7 million of the corresponding period of 1995. The decrease in interest expense was primarily due to the non-accrual of interest on the Old Notes during the bankruptcy proceedings and was offset in part by the interest on the New Notes and the $10.0 million term loan under the New Credit Agreement, commencing on the Effective Date.


           The Company recorded reorganization expenses amounting to $22.8 million and $26.0 million for the 12 weeks and 36 weeks ended September 7, 1996. The reorganization expenses consist primarily of professional fees and result from "fresh start" reporting adjustments. The excess reorganization value is being amortized over a three year period and the amortization for the 12 week period ended
September 7, 1996, amounted to $1.2 million, reflecting amortization commencing after the Effective Date.

           As of the Effective Date, pursuant to the terms of the Plan of Reorganization, certain debt of the Company was discharged.
This resulted in a recognition of extraordinary gain amounting to $63.1 million.

Liquidity and Capital Resources

           The primary sources of liquidity for the Company's operations have been borrowings under credit facilities and internally generated funds.

           On the Effective Date, the Company entered into a new credit agreement (the "New Credit Agreement") with National Bank of Canada, ("NBC"), as agent and lender, Heller Financial, Inc. and IBJ Shroder Bank and Trust Company. The New Credit Agreement provides the Company a working capital and letter of credit facility (the "Credit Facility") of up to the lessor of (a) $27.5 million or (b) the applicable borrowing base and a $10.0 million term loan. (the "Term Loan")

           The Credit Facility provides availability of funds for general corporate purposes of the Company. The Term Loan was used to fund certain obligations of the Company under the Restructuring including the employee buyout offer cost of approximately $6.6 million, the new health and welfare plan under the Modified Union Agreements, professional fees and "cure payments" in connection with certain executory contracts, secured financing and unexpired leases.

           The interest rate under the New Credit Agreement is based on the prime rate publicly announced by NBC from time to time in New York, New York plus a percentage which varies based on an number of factors, including (a) the amounts relating to the Credit Facility and the Term Loan, (b) the time period, (c) whether the Company elects to use the London Interbank Offered Rate and (d) the annual earnings of the Company before interest, taxes, depreciation and amortization expenses.

           The obligations under the New Credit Agreement are collaterized by liens on, and security interest in, substantially all of the assets of Homeland, and are guaranteed by Holding, with a pledge of its Homeland stock to secure its obligation.


           The New Credit Agreement includes customary restrictions on acquisitions, assets dispositions, capital expenditures, consolidations and mergers, distribution, in debtedness, diversities, liens and security interests and transactions with affiliates. The New Credit Agreement also requires the Company to comply with certain financial requirements including minimum operating income before interest, taxes, depreciation, amortization and reorganization items (the "EBITDAR"), Minimum Fixed Charge Coverage Ratio, Funded Debt-to-EBITDAR Ratio and Minimum Current Ratio, each as defined in the New Credit Agreement, and other covenants and prohibitions.

           The New Credit Agreement matures three years from the Effective Date or August 2, 1999.

           In August 1996, Associated Wholesale Grocers, Inc. ("AWG"), the Company's wholesale supplier, filed a registration statement with the Securites and Exchange Commission with respect to a proposed conversion from a cooperative to a public general business corporation and a related public offering (the "AWG Conversion"). The AWG members are expected to vote on the AWG Conversion on November 3, 1996. If the AWG Conversion is approved by its members, it is expected that the public offering will commence shortly thereafter.

           If the AWG conversion is consummated, AWG will cease paying annual patronage rebates and Homeland is expected to receive a one-time distribution of approximately $1.1 million shares of restricted common stock of Associated Wholesale Grocers Group, Inc., new public company, ("AWG Group"). The common stock to be issued in the AWG Conversion is currently valued at $20.00 per share by AWG and its advisors and will be listed on the New York Stock Exchange. AWG expects to pay an initial annualized dividend of $0.20 on each share of common stock of AWG Group.

            Homeland has conducted a financial analysis of the effects on Homeland of the AWG Conversion. Based on such internal analysis, Homeland does not believe the AWG Group common stock to be issued to Homeland in the AWG Conversion will fairly compensate Homeland for the loss of annual patronage rebates. Homeland has notified AWG that Homeland does not support the proposed AWG Conversion and believes that the AWG Conversion and public offering may costitute a default by AWG under the Company's supply agreement with AWG. AWG has advised Homeland that it does not believe that such default has or will occur as a result of the AWG Conversion. Homeland is considering its alternatives including initiation of litigation to preserve its rights and enforce AWG's obligations.

           Homeland received $4.9 million, of which $1.6 million was in the form of 7-year interest bearing certificates, for the 1995 annual patronage rebates on purchases made from April 21, 1995 to the end of the 1995 year. Homeland expects to receive approximately $6.2 million for the 1996 annual patronage rebates, of which $2.5 million may be in the form of 7-year interest bearing certificates, assuming that the AWG Conversion is not consummated and that AWG's board of directors declare a percentage payment of not less than 2.35% on purchases. The 7-year interest bearing certificates are being used to reduce Homeland's outstanding letter of credit to AWG. AWG's bylaws provide that annual patronage rebates be declared by the board of directors following the end of each fiscal year based on the operating income of the cooperative. Although, there is no guarantee that any annual patronage rebate will be declared by AWG for future years, AWG has been providing its members with an average 2.2% of annual patronage rebates on purchases for the past 15 years. The loss of the annual patronage rebate could materially adversely affect Homeland's liquidity and its business plan. Homeland is currently evaluating options that may be available to the Company to maximize the benefits of the receipt of approximately $22.0 million of the AWG Group restricted common stock to offset the negative long term impact of not receiving the annual patronage rebates if the AWG Conversion is consummated.

           The Company's Modified Union Agreements which mature in the year 2001, are expected to result in savings of approximately $10.0 million during the first full contract year. There can be no assurance, however, that such savings will actually be realized.
In addition, cost savings are being affected by the recent federally mandated minimum wage adjustments and contract savings in future years will be offset in part by contract wage and benefit adjustments.

           For the 36 weeks ended September 7, 1996, the Company's net cash used in operations was $1.3 million compared to $2.4 million
for the corresponding period in 1995.   The Company expects
to use $5.7 million of capital expenditures in the fourth quarter, or an aggregate of $8.3 million capital expenditures for fiscal 1996. The Company anticipates that the funds for the capital expenditures would be obtained from the New Credit Agreement and cash flows from operations. As of October 18, 1996 the Company had $12.4 million of availability under the Credit Facility.







PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

       (a) Exhibit: The following exhibit is filed as part of this report:

            Exhibit No.                Description

              27                       Financial Data Schedule

       (b) Report on Form 8-K: No report on Form 8-K was filed during the quarter ended September 7, 1996.











                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HOMELAND HOLDING CORPORATION

Date:  October 28, 1996          By:   /s/  James A. Demme
                                      James A. Demme, President
                                      Chief Executive Officer and
                                      Director (Principal Executive
                                      Officer)


Date:  October 28, 1996          By:   /s/  Larry W. Kordisch
                                      Larry W. Kordisch, Executive
                                      Vice President/Finance,
                                      Treasurer, Chief Financial
                                      Officer and Secretary
                                      (Principal Financial Officer)


Date:  October 28, 1996          By:   /s/  Terry M. Marczewski
                                      Terry M. Marczewski, Chief
                                      Accounting Officer, Assistant
                                      Treasurer and Assistant
                                      Secretary (Principal
                                      Accounting Officer





