Form 10-K
period 1996-12-28
HOMELAND HOLDING CORP
filed 1997-03-28
CIK 835582

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

(Mark One)

   X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
          For the fiscal year ended December 28, 1996

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


                          2601 N. W. Expressway
                      Oil Center - East, Suite 1100
                      Oklahoma City, Oklahoma  73112
           (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (405) 879-6600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $ .01 per share.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
 to such filing requirements for the past 90 days.  Yes   X      No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes    X      No

      State the aggregate market value of the voting stock held by non-affiliates of the registrant: There is no established public trading market for the common stock of Homeland Holding Corporation.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 18, 1997:

                  Homeland Holding Corporation
                 Common Stock: 4,758,025 shares

     Documents incorporated by reference:  None.





                           HOMELAND HOLDING CORPORATION


                                  FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996


                               TABLE OF CONTENTS

                                                                  Page

PART I

ITEM 1.      BUSINESS............................................   1


             General.............................................   1
             Background..........................................   1
             AWG Transaction.....................................   1
             Restructuring.......................................   2
             Business Strategy...................................   3
             Homeland Supermarkets...............................   4
             Merchandising Strategy and Pricing..................   6
             Customer Service....................................   6
             Advertising and Promotion...........................   6
             Products............................................   7
             Supply Arrangements.................................   7
             Employees and Labor Relations.......................   8
             Computer and Management Information
             Systems.............................................   9
             Competition.........................................   10
             Trademarks and Service Marks........................   10
             Regulatory Matters..................................   11

ITEM 2.      PROPERTIES..........................................   11

ITEM 3.      LEGAL PROCEEDINGS...................................   11

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS.................................   12


PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS.....................   12

ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA................   13





                                 i

                                                                  Page

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS
             OF OPERATIONS.......................................   16

             Results of Operations...............................   16
             Liquidity and Capital Resources.....................   20
             Recently-Issued Accounting Standards................   24
             Inflation/Deflation.................................   24

ITEM 8.      FINANCIAL STATEMENTS AND
             SUPPLEMENTARY DATA..................................   25

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH
             ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE................................   25

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS
             OF THE REGISTRANT...................................   25

             Compliance with Section 16(a) of the Securities
             Exchange Act of 1934 (the "1934 Act")...............   28


ITEM 11.     EXECUTIVE COMPENSATION..............................   28

             Summary of Cash and Certain Other
              Compensation.......................................   28
             Compensation of Directors...........................   30
             Employment Agreements...............................   30
             Management Incentive Plan...........................   32
             Retirement Plan.....................................   32
             Management Stock Option Plan........................   33
             Compensation Committee Report.......................   33
             Compensation Committee Interlocks and
              Insider Participation..............................   33

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT....................   33


ITEM 13.     CERTAIN RELATIONSHIPS AND
              RELATED TRANSACTIONS...............................   36

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT
             SCHEDULES AND REPORTS ON FORM 8-K...................   38



                                 ii





                                                                  Page


SIGNATURES....................................................... II-1

INDEX TO FINANCIAL STATEMENTS AND EXHIBITS.......................  F-1

EXHIBIT INDEX....................................................  E-1









































                                iii


                      HOMELAND HOLDING CORPORATION

                             FORM 10-K
             FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996



ITEM 1.    BUSINESS

General

           Homeland Holding Corporation ("Holding"), through its wholly-owned subsidiary, Homeland Stores, Inc. ("Homeland," and, together with Holding, the "Company"), is a leading supermarket chain in the Oklahoma, southern Kansas and Texas Panhandle region. The Company operates in four distinct market places: Oklahoma City, Oklahoma; Tulsa, Oklahoma; Amarillo, Texas;
and certain rural areas of Oklahoma, Kansas and Texas. As of March 18, 1997, the Company operates 66 stores throughout these markets.

           The Company's executive offices are located at 2601 N.W. Expressway, Oklahoma City, Oklahoma 73112, and its telephone number is (405) 879-6600.

Background

           Holding and Homeland were organized as Delaware corporations in 1987 by a group of investors led by Clayton, Dubilier & Rice, Inc. ("CD&R"), a private investment firm specializing in leveraged acquisitions with the participation of management, for the purpose of acquiring substantially all of the assets and assuming specified liabilities of the Oklahoma division of Safeway Inc. ("Safeway"). The stores changed their name to "Homeland" in order to highlight the Company's regional identity.

AWG Transaction

           On April 21, 1995, the Company sold 29 of its stores and its warehouse and distribution center to Associated Wholesale Grocers, Inc. ("AWG") pursuant to an Asset Purchase Agreement dated as of February 6, 1995 (the "AWG Purchase Agreement"), for a cash purchase price of approximately $72.9 million, including inventory, and the assumption of certain liabilities
by AWG.   At the closing, the Company and AWG also entered into a seven-year supply agreement, whereby the Company became a retail member of the AWG cooperative and AWG became the Company's primary supplier. The Company has purchased 15 shares of AWG Class A Common Stock, representing an equity position of 0.3%, in order to be a member of AWG. The transactions between the Company and AWG are referred to herein as the "AWG Transaction."


           AWG is a buying cooperative which sells groceries on a wholesale basis to its retail member stores. AWG has more than 800 member stores located in a ten-state region and is the nation's sixth largest grocery wholesaler, with approximately $3.1 billion in revenues in 1996.

           The AWG Transaction enabled the Company: (a) to reduce the Company's borrowed money indebtedness by approximately $37.2 million in the aggregate; (b) to have AWG assume, or provide certain undertakings with respect to, certain contracts and leases and certain pension liabilities of the Company; (c) to sell the Company's warehouse and distribution center, which eliminated the high fixed overhead costs associated with the operation of the warehouse and distribution center and thereby permitted the Company to close marginal and unprofitable stores; and (d) to obtain the benefits of becoming a member of the AWG cooperative, including increased purchases of private label products, special product purchases, dedicated support programs and access to AWG's store systems and participation in the membership rebate and patronage programs.

Restructuring

           On May 13, 1996, Holding and Homeland filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Simultaneously with such filings, the Company submitted a "pre-arranged"
plan of reorganization which sets forth the terms of the restructuring of the Company (the "Restructuring"). The purpose of the Restructuring was to substantially reduce the Company's debt service obligations and labor costs and to create a capital and cost structure that would allow the Company to maintain and enhance the competitive position of its business and operations. The Restructuring was negotiated with, and supported by, the lenders under the Company's then existing revolving credit facility, an ad hoc committee (the "Noteholders Committee") representing approximately 80% of the Company's outstanding Old Notes (as defined under "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital
Resources") and the Company's labor unions.   The Bankruptcy Court confirmed
the Company's First Amended Joint Plan of Reorganization, as modified (the "Plan of Reorganization") on July 19, 1996, and the Plan of Reorganization became effective on August 2, 1996 (the "Effective Date").

           Pursuant to the Restructuring, the $95 million of the Company's Old Notes (as defined hereinafter) plus accrued interest were cancelled, and the holders of the Old Notes received in the aggregate, $60 million face amount of newly-issued 10% Senior Subordinated Notes Due 2003 of the Company (the "New Notes") and $1.5 million in cash. In addition, the Noteholders and the Company's general unsecured creditors will receive approximately 60% and 35%, respectively, of the equity of reorganized Holding (assuming total unsecured claims of approximately $63 million, including Noteholder unsecured claims). Holding's existing equity holders will receive the remaining 5% of the new equity, together with five-year warrants to purchase an additional 5% of such equity.

           In connection with the Restructuring, the Company negotiated an agreement with its labor unions to modify certain elements of the Company's
existing collective bargaining agreements.   These modifications include,
among other things, wage and benefit modifications, the buyout of certain employees and the issuance to and purchase of new equity by a trust acting on behalf of the unionized employees. The modified collective bargaining agreements became effective on the Effective Date. See "Business -- Employees and Labor Relations."

           On the Effective Date, the Company entered into a loan agreement (the "Loan Agreement") with National Bank of Canada ("NBC"), as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Schroder Bank and Trust Company, under which the lenders provided working capital and letter of credit facility and a term loan. The Loan Agreement permits the Company to borrow, under the working capital and letter of credit facility, up to the lesser of: (a) $27.5 million and (b) the applicable borrowing base.
Funds borrowed under such facility are available for general corporate purposes of the Company. The Loan Agreement also provides the Company a $10.0 million term loan, which has been used to fund certain obligations of the Company under the Plan of Reorganization, including an employee buyout offer and a health and welfare plan required by the modified collective bargaining agreements, professional fees and "cure amounts" relating to executory contracts, secured financing and unexpired leases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a description of the Loan Agreement.

Business Strategy

           The Company's general business strategy is to continue to build and improve on its current strengths which consist of: (a) high quality perishable departments; (b) effective merchandising of the "high-low" pricing approach; (c) reputation of quality customer service; (d) excellent locations; and (e) the "Homeland Savings Card," a customer loyalty card program. The Company is also able to effectively reach a large customer base with its weekly advertising inserts and radio and television media advertisement. In addition, the Company is upgrading its stores by focusing its capital expenditures on projects that will improve the overall condition of the stores.

           Having been in its market for more than 65 years (through its predecessor Safeway), the Company enjoys a high recognition with its customers. The Company continues to build this rapport with its customers by participating in local community events and offering the "Apples for Students" program, whereby schools can obtain computers and other educational products by collecting Homeland receipts. The Company is also a major sponsor of the Easter Seals program in its markets.

           In line with the increasing customer demand for convenient "prepackaged" meals, the Company introduced its "Dinner in a Dash" program in early 1996. This program provides customers the convenience of having prepared meals that are ready to be cooked immediately. The Company's deli and bakery departments also provide customers with the convenience of prepared meals, sandwiches, salads, hot foods and holiday dinner programs.

           As part of its strategic plan, the Company also implemented a program to close marginal and unprofitable stores. The Company closed 14 stores in 1995 and closed two additional stores in 1996. The Company also sold its store in Ponca City, Oklahoma in April 1996.

           For additional information, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Homeland Supermarkets

           The Company's current network of stores features three basic store formats. Homeland's conventional stores are primarily in the 25,000 total square feet range and carry the traditional mix of grocery, meat, produce and variety products. These stores contain more than 20,000 stock keeping units, including food and general merchandise. Sales volumes of conventional stores range from $60,000 to $125,000 per week. Homeland's superstores are in the 35,000 total square feet range and offer, in addition to the traditional departments, two or more specialty departments. Sales volumes of superstores
range from $95,000 to $265,000  per week.   Homeland's  combo store format
includes stores of approximately 45,000 total square feet and larger and was designed to enable the Company to expand shelf space devoted to general merchandise. Sales volumes of combo stores range from $140,000 to $315,000 per week. The Company's new stores and certain remodeled locations have incorporated Homeland's new, larger superstore and combo formats.

           Of the 66 stores operated by the Company at March 18, 1997, 10 are conventional stores, 45 are superstores and 11 are combo stores.


          The chart below summarizes Homeland's store development over the last three fiscal years:

                                                     Fiscal Year Ended

                                             12/28/96    12/30/95    12/31/94
Average sales per store
  (in millions)...........................  $   7.9    $   7.9 (1)    $   7.1

Average total square feet
  per store...............................   37,295     38,204 (1)     34,700

Average sales per
  square foot.............................  $   212       $207 (1)       $205

Number of stores:
  Stores at start of period...............       68        111            112
  Stores remodled.........................        4          5             10
  New stores opened.......................        1          0              0
  Stores sold or closed...................        3         43              1
  Stores at end of period.................       66         68            111

Size of stores:
  Less than 25,000 sq. ft.................        7          8             24
  25,000 to 35,000 sq. ft.................       24         24             38
  35,000 sq. ft. or greater...............       35         36             49

Store formats:
  Conventional............................       10         11             29
  SuperStore..............................       45         44             65
  Combo...................................       11         13             17

(1) Reflects the operations of 68 stores in 1995.

           The Company's network of stores is managed by district managers on a geographical basis through four districts. Each district manager oversees store operations for approximately 17 stores. Store managers are responsible for determining staffing levels, managing store inventories (within the confines of certain parameters set by the Company's corporate headquarters) and purchasing products. Store managers have significant flexibility with respect to the quantities of items carried while the Company's corporate headquarters is directly responsible for merchandising, advertising, pricing and capital expenditure decisions.

Merchandising Strategy and Pricing

           The Company's merchandising strategy emphasizes competitive pricing through a high-low pricing structure, as well as the Company's leadership in quality products and service, selection, convenient store locations, specialty departments and perishable products (i.e., meat, produce, bakery and seafood). The Company's strategy is to price competitively with each conventional supermarket operator in each market area. In areas with discount store competition, the Company attempts to be competitive on high-volume, price sensitive items. The Company's in-store promotion strategy is to offer all display items at a lower price than the store's regular price and at or below
the price offered by the store's competitors.   The Company also currently
offers double coupons, with some limitations, in all areas in which it operates.

Customer Service

           The Company's stores provide a variety of customer services including, among other things, carry-out services, facsimile services, automated teller machines, pharmacies, video rentals, check cashing, money
transfers and money orders.   The Company believes it is able to attract new
customers and retain its existing customers because of its high level of customer service.

Advertising and Promotion

           All advertising and promotion decisions are made by the Company's corporate merchandising and advertising staff. The Company's advertising strategy is designed to enhance its value-oriented merchandising concept and emphasize its reputation for fast, friendly service, variety and quality. Accordingly, the Company is focused on presenting itself as a competitively-priced, promotions-oriented operator that offers value to its customers and an extensive selection of high quality merchandise in clean, attractive stores. This strategy allows the Company to accomplish its marketing goals of attracting new customers and building loyalty with existing customers. In
May 1995, the Company introduced a new weekly advertising layout that improved product presentation and enhanced price perception. In addition, new signage was implemented in the stores calling attention to various in-store specials and creating a friendlier and more stimulating shopping experience.

           The Company currently utilizes a broad range of print and broadcast advertising in the markets it serves, including newspaper advertisements, advertising inserts and circulars, television and radio commercials and promotional campaigns that cover substantially all of the Company's markets. The Company receives cooperative and performance advertising reimbursements from vendors which reduce its advertising costs.

           In September 1995, the Company introduced a customer loyalty card called the "Homeland Savings Card," in its Amarillo, Texas stores. The Company believes that it is the only supermarket chain that can capitalize on a customer loyalty card program because of the Company's advertising coverage and its leading market share. The Company introduced the "Homeland Savings Card" in its other stores in August 1996. As of year-end 1996, the Company had cardholders representing approximately 30% of the households in the market it serves.

Products

           The Company provides a wide selection of name-brand and private label products to its customers. All stores carry a full line of meat, dairy, produce, frozen food, health and beauty aids and selected general merchandise. As of the close of fiscal year 1996, approximately 85% of the Company's stores had service delicatessens and/or bakeries and approximately
65% had in-store pharmacies.   In addition, some stores provide additional
specialty departments that offer ethnic food, fresh and frozen seafood, floral services and salad bars.

           The Company's private label name is "Pride of America." The Company's private label program allows customers to purchase high quality products at lower than national brand retail prices. The Company's private label products include over 400 items covering virtually every major category in the Company's stores, including dairy products, meat, frozen foods, canned fruits and vegetables, eggs, health and beauty care products and plastic wrap.

           As a result of the Company's supply relationship with AWG, the Company's stores also offer certain AWG private label goods, including Best Choicer and Always Saver.

           Private label products generally represent quality and value to customers and typically contribute to a higher gross profit margin than national brands. The promotion of private label products is an integral part of the Company's merchandising philosophy of building customer loyalty as well as improving the Company's "pricing image."

Supply Arrangements

           The Company is a party to the supply agreement with AWG (the "Supply Agreement"), pursuant to which the Company became a member of the AWG cooperative and AWG became the Company's primary supplier. AWG currently
supplies approximately 70% of the goods sold in the Company's stores.   See
"Business -- AWG Transaction."

           Pursuant to the Supply Agreement, AWG is required to supply products to the Company at the lowest prices and on the best terms available to AWG's retail members. In addition, the Company is: (a) eligible to participate in certain cost-savings programs available to AWG's other retail members; (b) is entitled to receive certain member rebates and refunds based on the dollar amount of the Company's purchases from AWG's distribution center; and (c) is to receive periodic cash payments from AWG, up to a maximum of approximately $1.3 million per fiscal quarter for the first two years of the Supply Agreement and then up to $1.2 million per fiscal quarter for the remaining term, based on the dollar amount of the Company's purchases from AWG's distribution centers during such fiscal quarter.

           The Company purchases goods from AWG on an open account basis.
AWG requires that each member's account be secured by a letter of credit or certain other collateral in an amount based on such member's estimated weekly purchases through the AWG distribution center. The Company's open account with AWG, as of March 18, 1997, is secured by a $5.7 million letter of credit
(the "AWG Letter of Credit") issued in favor of AWG by NBC.   In addition,
the Company's obligations to AWG are secured by a first lien on all "AWG Equity" owned from time to time by the Company, which includes, among other things, AWG membership stock, the Company's right to receive monthly payments and certain other rebates, refunds and other credits owed to the Company by AWG (including patronage refund certificates, direct patronage or year-end patronage and concentrated purchase allowances).

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

           The Supply Agreement with AWG contains certain "Volume Protection Rights," including: (a) the right of first offer (the "First Offer Rights") with respect to any proposed sales of stores supplied under the Supply Agreement (the "Supplied Stores") and a sale of more than 50% of the outstanding stock of Holding or Homeland to an entity primarily engaged in the retail or wholesale grocery business; (b) the Company's agreement not to compete with AWG as a wholesaler of grocery products during the term of the Supply Agreement; and (c) the Company's agreement to dedicate the Supplied Stores to the exclusive use of a retail grocery facility owned by a retail member of AWG (the "Use Restrictions"). The Company's agreement not to compete and the Use Restrictions contained in the Supply Agreement are terminable with respect to a Supplied Store upon the occurrence of certain events, including the Company's compliance with AWG's First Offer Rights with respect to any proposed sale of such store. In addition, the Supply Agreement provides AWG with certain purchase rights in the event the Company closes 90% or more of the Supplied Stores.

Employees and Labor Relations

           At March 18, 1997, the Company had a total of 4,451 employees, of whom 3,200, or approximately 71%, were employed on a part-time basis. The Company employs

4,345 in its supermarket operations. The remaining employees are corporate and administrative personnel.

           The Company is the only unionized grocery chain in its market areas. Approximately 93% of the Company's employees are union members, represented primarily by the United Food and Commercial Workers of North America ("UFCWNA").

           In March and April of 1996, prior to the Restructuring, the Company entered into new collective bargaining agreements with the UFCWNA and the local union chapter of the Bakery, Confectionery and Tobacco Workers International Union (collectively, the "Modified Union Agreements").

           The Modified Union Agreements have a term of five years commencing on the Effective Date. The Modified Union Agreements consist of five basic elements: (a) wage rate and benefit contribution reductions and work rule changes; (b) the Employee Buyout Offer, pursuant to which the Company made up to $6.4 million available for the buyout of certain unionized employees; (c) the establishment of an employee stock option trust (acting on behalf of the Company's unionized employees), which will receive, or be entitled to purchase, up to 522,222 shares of New Common Stock, or 10% of the New Common Stock, pursuant to the terms of the Modified Union Agreements; (d) the UFCWNA's right to designate one member of the Boards of Directors of Homeland and Holding following the Restructuring; and (e) the elimination of certain "snap back" provisions, incentive plans and "maintenance of benefits" provisions.

           As of August 3, 1996, the consummation date of the Employee Buyout Offer, 833 of the Company's unionized employees had accepted the Employee
Buyout Offer.   The Company paid approximately $6.0 million in the aggregate
(which excludes the Company's portion of payroll taxes) with each employee receiving an amount that ranged from $4,500 to $11,000 (depending on job classification, date of hire and full- or part-time status). The Employee Buyout Offer payment was funded through borrowings under the Loan Agreement.

           The Company estimates that the Modified Union Agreements will result in cost savings of approximately $10 million during the first full
contract year following the Restructuring.   There can be no assurance,
however, that such cost savings will actually be realized.   Additionally,
cost savings will be offset in part by certain contractual wage and benefit increases plus the recent federally mandated minimum wage increases.

Computer and Management Information Systems

           During 1995, the Company installed new client/server systems in order to enhance its information management capabilities, improve its competitive position and enable the Company to terminate its outsourcing arrangement. The new systems include the following features: time and attendance, human resource, accounting and budget tracking, and scan support and merchandising systems. The Company is currently in the process of installing a direct store delivery system and a check verification and credit card system which is expected to be completed by the end of 1997.

           The Company has scanning checkout systems in all of its 66 stores. The Company will continue to invest and upgrade its scanning and point-of-sale systems to improve efficiency. The Company utilizes the information collected through its scanner systems to track sales and to coordinate purchasing. The Company also utilizes the information collected on the purchases made by its "Homeland Savings Card" holders to target its promotional activities on this market segment. (See "Business -- Advertising and Promotion.")

Competition

           The supermarket business is highly competitive, but very fragmented, and includes numerous independent operators. The Company estimates that these operators represent a significant percentage of its markets. The Company also competes with larger store chains such as Albertson's and Wal-Mart, which operate 22 stores and 9 stores, respectively, in the Company's market areas, "price impact" stores such as Crest, large independent store groups such as IGA, regional chains such as United and discount warehouse stores.

           The Company is a leading supermarket chain in Oklahoma, southern Kansas and the Texas Panhandle region. The Company attributes its leading market position to certain advantages it has over certain of its competitors including its high quality perishable departments, effective advertising, excellent store locations and a strong reputation within the communities in which the Company operates.

           The Company's business has been adversely affected in recent years by the entry of new competition into the Company's key markets, which has
resulted in a decline in the Company's comparable store sales.   In 1994,
there were 11 competitive openings in the Company's market areas including 8 new Wal-Mart supercenters, 2 new Albertson's and 1 new Mega Market. In 1995, there were 8 additional competitive openings in the Company's market areas, including 3 new Albertson's and 1 new Wal-Mart. In 1996, there were 6 additional competitive openings in the Company's market area, including 1 new Albertson's. Based on information publicly available, the Company expects that, between mid- to late-1997, Albertson's will open 1 new store and Wal-Mart will open 3 new stores.

Trademarks and Service Marks

           During the transition from "Safeway" to "Homeland," the Company was able to generate a substantial amount of familiarity with the "Homeland" name. The Company continues to build and enhance this name recognition through promotional advertising campaigns. The "Homeland" name is considered material to the Company's business and is registered for

use as a service mark and trademark.   The Company has received federal and
certain state registrations of the "Homeland" mark as a service mark and a
trademark for use on certain products.   The Company also received a federal
registration of the service mark "A Good Deal Better" in early 1994.

Regulatory Matters

           Homeland is subject to regulation by a variety of local, state and federal governmental agencies, including the United States Department of Agriculture, state and federal pharmacy regulatory agencies and state and
local alcoholic beverage and health regulatory agencies.   By virtue of this
regulation, Homeland is obligated to observe certain rules and regulations, the violation of which could result in suspension or revocation of various
licenses or permits held by Homeland.   In addition, most of Homeland's
licenses and permits require periodic renewals. To date, Homeland has experienced no material difficulties in obtaining or renewing its licenses and permits.

ITEM 2.    PROPERTIES

           Of the 66 supermarkets operated by the Company, 13 are owned by Homeland and the balance are held under leases which expire at various times between 1997 and 2013. Most of the leases are subject up to six (6) five-year renewal options. Out of 53 leased stores, only seven have terms (including option periods) of fewer than 20 years remaining. Most of the leases require the payment of taxes, insurance and maintenance costs and many of the leases provide for additional contingent rentals based on sales in excess of certain stipulated amounts. No individual store operated by Homeland is by itself material to the financial performance or condition of Homeland as a whole. The average rent per square foot under Homeland's existing leases is $3.07 (without regard to amortization of beneficial interest).

           Substantially all of the Company's properties are subject to mortgages securing the borrowings under the Loan Agreement (see "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources").

ITEM 3.    LEGAL PROCEEDINGS

           The Company is a party to ordinary routine litigation incidental to its business.

           Homeland and Holding were debtors in cases styled In re Homeland Holding Corporation, Debtor, Case No. 96-748 (PJW), and In re Homeland Stores, Inc., Debtor, Case No. 96-747 (PJW), initiated with the Bankruptcy Court on May 13, 1996. While the Plan of Reorganization was confirmed on July 19, 1996, and became effective on August 2, 1996, the Company is still involved in the resolution of claims filed in these proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted by Holding to a vote of Holding's security holders during the quarter ended December 28, 1996.

                          PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDERS MATTERS

           There is no established public trading market for the Common Stock, the only class of common equity of Holding currently issued and outstanding. Under the Plan of Reorganization, the Company has undertaken to use its best efforts to secure the listing of the Common Stock on the NASDAQ National Market System (or, in the event the Company fails to meet the listing requirements of the NASDAQ National Market System, on such other exchange or system on which the Common Stock may be listed) as soon as practicable
following the Effective Date.   The Company filed a listing application in
December 1996. The application was denied in February 1997 and the Company has appealed the denial. The Company anticipates that it will prevail in its appeal to be listed on NASDAQ National Market System. However, if the appeal is denied, then the Company will apply for listing with NASDAQ SmallCap Market. There can be no assurance, however, that the Common Stock will ultimately be listed on the NASDAQ National Market System or any such other exchange or system.

           As of March 11, 1997, there are 420 stockholders of record.   As
additional claims are resolved pursuant to the Plan of Reorganization, the Company expects that the number of stockholders will increase, assuming that there is no change in the number of current stockholders.

           No cash dividends were declared or paid during the last two years. Holding is restricted from paying dividends by the Loan Agreement and Indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

           The following table sets forth selected consolidated financial data of the Company which has been derived from financial statements of the Company for the 20 weeks ended December 28, 1996 (Successor Company), 32 weeks ended August 10, 1996, the 52 weeks ended December 30, 1995, December 31, 1994, January 1, 1994, and the 53 weeks ended January 2, 1993 (Predecessor Company), respectively, which have been audited by Coopers & Lybrand L.L.P. See "Notes to Selected Consolidated Financial Data" for additional information.

           As discussed in "Business -- Restructuring," the Company emerged from Chapter 11 proceedings effective August 2, 1996. For financial reporting purposes, the Company accounted for the consummation of the Restructuring effective as of August 10, 1996. The Company has adopted "fresh-start" reporting pursuant to SOP No. 90-7. The periods prior to the Restructuring have been designated "Predecessor Company" and the period subsequent to the Restructuring has been designated "Successor Company."

           The selected consolidated financial data should be read in conjunction with the respective consolidated financial statements and notes thereto which are contained elsewhere herein.


                          (In thousands, except per share amounts)


                                                      Successor Company                   Predecessor  Company
                                                      ----------------- ------------------------------------------------------------
                                                       20 weeks     32 weeks     52 weeks     52 weeks     52 weeks     53 weeks
                                                        ended        ended        ended        ended        ended        ended
                                                       12/28/96     8/10/96      12/30/95     12/31/94     01/01/94     01/02/93


Summary of Operations Date:

   Sales, net........................................  $204,026     $323,747     $630,275     $785,121     $810,967     $830,964

   Cost of Sales.....................................   154,099      244,423      479,119      588,405      603,220      609,906

   Gross profit......................................    49,927       79,324      151,156      196,716      207,747      221,058

   Selling and administrative........................    44,029       73,000      151,985      193,643      190,483      199,547

   Operational restructuring costs  (1)..............       -           -          12,639       23,205         -            -

   Amortization of excess reorganization value (2)...     5,819         -            -            -            -            -

   Operating profit (loss)...........................        79        6,324      (13,468)     (20,132)      17,264       21,511

   Gain on sale of plants............................       -           -            -            -          2,618          -

   Interest expense..................................    (3,199)      (5,639)     (15,992)     (18,067)    (18,928)      (24,346)

   Income (loss) before reorganization items, income
    taxes and extraordinary items....................    (3,120)         685      (29,460)     (38,199)        954        (2,835)

   Reorganization items(3)...........................       -         25,996         -            -           -             -

   Income taxes......................................       -           -            -          (2,446)      3,252          (982)

   Income (loss) before extraordinary items..........    (3,120)     (25,311)    (29,460)      (40,645)      4,206        (3,817)

   Extraordinary items  (4) (5) (6) (7)..............       -         63,118      (2,330)         -         (3,924)         (877)

   Net income (loss).................................    (3,120)      37,807     (31,790)      (40,645)        282        (4,694)

   Reduction in redemption value of
    redeemable common stock..........................       -           -            940         7,284        -             -

   Net income (loss) available to common
    stockholders.....................................   $(3,120)    $ 37,807    $(30,850)     $(33,361)   $    282      $ (4,694)

   Net income (loss) per common share (8)............   $  (.66)    $   1.16    $   (.93)     $   (.96)   $    .01      $   (.13)


Consolidated Balance Sheet Data:                        12/28/96     8/10/96    12/30/95      12/31/94    01/01/94      01/02/93

   Total assets......................................   $168,486    $129,679    $137,582      $239,134    $274,290      $305,644

   Long-term obligations, including current
     portion of long-term obligations................   $ 80,558    $124,411    $124,242      $176,731    $172,600      $198,380

    Redeemable common stock..........................   $    -      $     17    $     17      $  1,235    $  8,853      $  9,470

    Stockholders' equity (deficit)...................   $ 52,941    $(38,057)   $(28,106)     $  4,071    $ 36,860      $ 37,150




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

(2) The Company's reorganization value in excess of amounts allocable to identifiable assets, established in accordance with "fresh-start" reporting, of $45,389 is being amortized on a straight-line basis over three years.

(3) As a result of the Company's Restructuring, the Company recorded certain reorganization expenses separately in accordance to SOP 90-7. Reorganization items for 1996 are made of: (a) $7,200 of allowed claims in excess of liabilities; (b) $4,250 in professional fees; (c) $6,386 in employee buyout expenses; and (d) $8,160 in adjusting certain assets and liabilities to estimated fair value.

(4) Extraordinary items during 1996 are made up of obligations of the Company that were discharged by the Bankruptcy Court pursuant to the Company's Plan of Reorganization.

(5) Extraordinary items during 1995 included the payment of $906 in premiums and consent fees on the redemption of $15,600 of the Company's Old Notes and $1,424 in unamortized financing costs related to the Old Notes so redeemed as well as the replacement of the prior revolving credit facility.

(6) Extraordinary items during 1993 included the payment of approximately $2,776 in premiums on the redemption of $47,750 in aggregate principal amount of the Company's remaining 15-1/2% Subordinated Notes due November 1, 1997 (the "Subordinated Notes") at a purchase price of 105.8% of the outstanding principal amount, and $1,148 in unamortized financing costs related to the Subordinated Notes so redeemed.

(7) Extraordinary items during 1992 included the payment of approximately $1,225 in premiums on the repurchase of $12,250 in aggregate principal amount of the Company's Subordinated Notes at a purchase price of 110% of the outstanding principal amount, $371 in unamortized financing costs related to the Subordinated Notes so purchased, and a credit representing the discount of $500 on the Company's prepayment of $1,500 on the $5,000 note payable to Furrs, Inc. issued in connection with the Company's acquisition of certain stores from Furrs, Inc. in September
     1991.   The extraordinary items have been shown net of income taxes of
     $219.

(8) Old Common Stock held by management investors are presented as redeemable common stock and excluded from stockholder's equity since the Company had agreed to repurchase such shares under certain defined conditions, such as death, retirement or permanent disability. In addition, net income (loss) per common share reflects the accretion in/reduction to redemption value as a reduction/increase in income available to all common stockholders.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          General

               As discussed in Note 2 to the accompanying Consolidated Financial Statements of Holding and Subsidiary, the Company's Plan of
Reorganization became effective on August 2, 1996.   For financial reporting
purposes, the Company accounted for the consummation of the Restructuring
effective as of August 10, 1996.   The Company has adopted "fresh-start"
reporting pursuant to SOP No. 90-7. The periods prior to the Restructuring have been designated "Predecessor Company" and the period subsequent to the
Restructuring has been designated "Successor Company."    For purposes of the
discussion of Results of Operations and Liquidity and Capital Resources for the fifty-two weeks ended December 28, 1996, the results of the Predecessor Company and Successor Company have been combined.

               Because of the adjustments associated with the adoption of "fresh-start" reporting pursuant to SOP No. 90-7, the periods prior to and subsequent to the Effective Date for financial reporting purposes are not necessarily comparable. In addition, it is difficult to identify trends between which are not necessarily comparable, particularly to the extent prior trends have been affected by the Restructuring.

               The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales for the periods indicated:

                                                           Fiscal Year

                                                    1996      1995      1994

Net Sales.....................................    100.00%    100.00%   100.00%
Cost of sales.................................     75.51      76.02     74.94
  Gross profit................................     24.49      23.98     25.06

Selling and administrative....................     22.17      24.11     24.67
Amortization of excess
 reorganization value.........................      1.10        -         -
Operational restructuring costs...............       -         2.01      2.96
Operating profit (loss).......................      1.22      (2.14)    (2.57)
Interest expense..............................     (1.67)     (2.53)    (2.30)

Income (loss) before reorganization
 items, income taxes and
 extraordinary items..........................     (0.45)     (4.67)    (4.87)
Reorganization items..........................     (4.93)       -         -
Income (loss) before income
 taxes and extraordinary items................     (5.38)     (4.67)    (4.87)
Income tax benefit (provision)................       -          -       ( .31)
Income (loss) before
 extraordinary  items.........................     (5.38)     (4.67)    (5.18)

Extraordinary items...........................     11.96      (0.37)      -

Net income (loss).............................      6.58      (5.04)    (5.18)



           Comparison of Fifty-Two Weeks Ended December 28, 1996 with Fifty-Two Weeks Ended December 30, 1995

           Net sales for 1996 amounted to $527.8 million, a decrease of 16.3% from the net sales of $630.3 million in 1995, which is attributable primarily to a decline in the number of stores operated by the Company.  The
Company began 1996 with 68 stores.   In April 1996, it sold one store and
closed two additional stores during the year. The Company opened one new store in December 1996 but its impact on net sales was negligible.

           The Company's comparable store sales for the 65 stores in operation throughout 1996 increased by 0.3%. This increase was due primarily to the introduction of the "Homeland Savings Card" in August 1996, and
increased promotional activities.   See "Business -- Advertising and
Promotion."

           Gross profit as a percentage of sales for 1996 increased to 24.5% from 24.0% in 1995. This improvement in gross profit is attributable to an improved purchasing environment resulting from the Company better adapting to purchasing its merchandise from AWG, rather than operating on a self-supplied basis as it did prior to April 1995. See "Business -- AWG Transaction." During 1995 (after the consummation of the AWG Transaction in April 1995), the Company experienced a number of difficulties associated with this conversion. These difficulties were largely resolved in 1996 and the Company improved its purchasing skills. The higher gross profit from the improved purchasing environment was partially offset by more promotional activities in the fourth quarter of 1996 with the introduction of the "Homeland Savings Card."

           Selling and administrative expenses as a percentage of sales decreased in 1996 to 22.2% of sales from 24.1% in 1995. The percentage decline is due to cost controls, including reductions in corporate support functions and lower operating and occupancy costs commencing as of the Effective Date. These lower costs include wage rate and benefit contribution reduction associated with the Modified Union Agreements, certain lease and secured financing concessions, and the rejection of certain burdensome executory contracts. See "Business -- Restructuring". Cost savings from the Modified Union Agreements were somewhat offset by increased costs associated with training new employees that were hired to replace the 19% of the work force that accepted the Employee Buyout Offer and an increase in the federally mandated minimum wage on October 1, 1996. See "Business -- Employees and Labor Relations."

           Interest expense decreased from $16.0 million in 1995 to $8.8 million in 1996. This decrease is primarily due to the non-accrual of interest on the Olds Notes during the bankruptcy proceedings and the restructuring of certain indebtedness of the Company, principally the Old Notes. The decline in indebtedness associated with the restructuring of the Old Notes was offset, in part, by the term loan obtained by the Company under the Plan of Reorganization to fund certain costs associated with the Restructuring.

           The Company recorded reorganization expenses of $26.0 million in 1996. The reorganization expenses consist primarily of professional fees and "fresh-start" reporting adjustments. The excess reorganization value is being amortized over a three-year period and the amortized amount for 1996 was $5.8 million, reflecting amortization commencing after the Effective Date. The amortization of the excess reorganization value will have the effect of increasing the expenses of the Company and reducing the net income of the Company during the next three years.

           The Company did not record any provision for income taxes for 1996. Operating loss carryforwards of the Company have been partially reduced by the debt discharged pursuant to the Plan of Reorganization. At December 28, 1996, the Company had tax net operating loss carryforwards of approximately $42.0 million. The utilization of the net operating loss carryforwards is limited to approximately $4.5 million in 1997 and $3.2 million per year thereafter, due to the change of ownership in the Company that resulted from the Restructuring.


           As of the Effective Date, pursuant to the terms of the Plan of Reorganization, certain debt of the Company, principally related to the Old Notes and the general unsecured claims, was discharged. This resulted in a recognition of extraordinary gain amounting to $63.1 million.

           EBITDA (as defined hereinafter), before operational restructuring charges, amounted to $19.5 million or 3.69% of sales in 1996 versus $10.5 million and 1.67% of sales in 1995. The improvement in EBITDA is due primarily to factors reflected above including improved comparable store sales and decreases in selling and administrative expenses and interest expense associated with the Restructuring. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.


           Comparison of Fifty-Two Weeks Ended December 30, 1995 with Fifty-Two Weeks Ended December 31, 1994

           Net sales for 1995 declined to $630.3 million, a 19.7% decrease from net sales of $785.1 million in 1994. The decrease in net sales was due primarily to the sale of 29 stores to AWG on April 21, 1995 and the closing of 14 underperforming stores over the course of 1995. These stores were closed pursuant to the Company's plan to close certain marginal and underperforming stores. Net sales were also impacted by increased competition in the Company's market area resulting from additional store openings of Wal-Mart supercenter stores and Albertson's stores during 1994. There was one new Wal-Mart supercenter store and three Albertson's stores that opened in the Company's market area during 1995.

          The Company's comparable stores sales for the 68 stores in operation during all of 1995 increased by 0.2% compared to 1994, due primarily to improved store conditions, a new advertising program and increased promotional pricing.

           Gross profit as a percentage of sales decreased to 24.0% in 1995 compared to 25.1% in 1994. The continued erosion of the Company's gross margins was the result of a number of factors including: (a) the difficulties in transforming the Company from a self-supplier to a member of a purchasing cooperative; and (b) additional competitive openings (there were eight additional competitive openings in the Company's market areas in 1995) and the aggressive pricing practices of certain competitors.

           Selling and administrative expenses as a percentage of sales decreased in 1995 to 24.1% from 24.7% in 1994. The Company was able to implement personnel and other cost reductions at the corporate office as a result of the sale of 29 stores and its distribution center to AWG. This included a reduction of head count by approximately 50% at the corporate office, lower travel, telephone, and service charges, computer expenses and other related administrative expenses. The decrease was also due to an additional workers' compensation accrual during 1994 that did not recur in 1995.

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

           Interest expense for 1995 decreased to $16.0 million from $18.1 million in 1994. The lower interest expense was due primarily to the partial redemption of $25.0 million of the Old Notes on June 1, 1995.

          The Company did not record any provision for income taxes for 1995.

          Extraordinary items for the year consist of the payment of $600,000 in consent fees to the holders of the Old Notes (as defined in Liquidity and Capital Resources of this section), $306,000 in premiums on the redemption of $15.6 million of Series C Senior Secured Fixed Rate Notes (as defined in Liquidity and Capital Resources of this section) and $1.4 million in unamortized financing costs related to the redemption of $25.0 million of Old Notes and the replacement of the prior revolving credit agreement.

Liquidity and Capital Resources

          Debt.   The primary sources of liquidity for the Company's
operations have been borrowings under credit facilities and internally generated funds. In March 1992, the Company refinanced its indebtedness by entering into an Indenture, as amended and supplemented, with United States Trust Company of New York, as trustee, pursuant to which the Company had outstanding as of May 13, 1996, $59.4 million of Series C Senior Secured Fixed Rate Notes due 1999, $26.1 million of Series D Senior Secured Floating Rate Notes due 1997 and $9.5 million Series A Senior Secured Floating Rates Notes due 1997 (collectively, the "Old Notes").

          On April 21, 1995, the Company entered into a revolving credit agreement (the "Prior Credit Agreement") with NBC, as agent and as lender, and Heller Financial, Inc. The Prior Credit Agreement permitted borrowings up to $25 million, subject to a borrowing base, for working capital needs including certain letters of credit.

          On May 13, 1996, the Company entered into an interim debtor-in-possession lending facility ("DIP Facility"), with its existing bank group to provide up to $27 million of working capital financing. The DIP Facility permitted the Company to borrow up to the lesser of $27 million or the borrowing base. Interest on the borrowings under the DIP Facility was at a rate equal to the prime rate announced publicly by NBC from time to time in New York, New York plus two percent. The DIP Facility matured on the Effective Date.

          On the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a Loan Agreement with NBC, as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Schroder Bank and Trust Company, under which those lenders provided a working capital and letter of credit facility and a term loan. The Loan Agreement permits the Company to borrow, under the working capital and letter of credit facility, up to the lesser of (a) $27.5 million or (b) the applicable borrowing base. Funds borrowed under such facility are available for general corporate purposes of the Company.

           The Loan Agreement also provided the Company a $10.0 million term loan (the "Term Loan"), which was used to fund certain obligations of the Company under the Plan of Reorganization, including the Employee Buyout Offer and a new health and welfare plan required by the Modified Union Agreements, professional fees and "cure amounts" which were required to be paid under the Plan of Reorganization in connection with executory contracts, secured financing and unexpired leases.

           The interest rate under the Loan Agreement is based on the prime rate publicly announced by National Bank of Canada from time to time in New York, New York plus a percentage which varies based on a number of factors, including (a) the amount which is part of the working capital and letter of credit facility and the amount which is part of the term loan, (b) the time period, (c) whether the Company elects to use a London Interbank Offered Rate, and (d) the earnings of the Company before interest, taxes, depreciation and amortization expenses.

           The indebtedness under the Loan Agreement will mature three years from the Effective Date on August 1, 1999. The Term Loan, however, requires a principal paydown of approximately $0.4 million each quarter commencing on September 30, 1997.

           The obligations of the Company under the Loan Agreement are secured by liens on, and security interests in, substantially all of the assets of Homeland and are guaranteed by Holding, with a pledge of its
Homeland stock to secure its obligation.   The collateral includes the assets
which, prior to the Effective Date, secured the obligations of the Company to the holders of the Old Notes.

            The Loan Agreement includes certain customary restrictions on acquisitions, asset dispositions, capital expenditures, consolidations and mergers, distributions, divestitures, indebtedness, liens and security interests and transactions with affiliates. The Loan Agreement also requires the Company to comply with certain financial and other covenants.

            As of the Effective Date, the Company entered into an Indenture with Fleet National Bank, as trustee, under which the Company issued $60.0 Million of Unsecured Subordinated Notes. The New Notes will mature on August 1, 2003. Interest on the New Notes will accrue at the rate of 10% per annum and will be payable on February 1 and August 1 of each year.


            The Indenture contains certain customary restrictions on acquisitions, asset sales, consolidations and mergers, distributions, indebtedness, transactions with affiliates and payment of dividends.


            Labor Savings. An integral part of the Restructuring is the Company's negotiated deal with its labor unions to modify certain elements of the Company's existing collective bargaining agreements. The Modified Union Agreements provided for, among other things, wage and benefit modifications, the Employee Buyout Offer and the issuance to and purchase of new equity by a trust acting on behalf of the unionized employees. The Modified Union Agreements became effective on the Effective Date.

            The Company estimates that the Modified Union Agreements will result in cost savings of approximately $10 million during the first full
contract year following the Restructuring.   There can be no assurance,
however, that such cost savings will actually be realized.   In addition,
cost savings in future contract years will be offset in part by contractual wage and benefit increases and also the recent federally mandated wage increases.

            Working   Capital  and  Capital  Expenditures.    The
Company's primary sources of capital have been borrowing availability under the revolving credit facility and cash flow from operations, to the extent available. The Company uses the available capital resources for working capital needs, capital expenditures and repayment of debt obligations.


            The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) before operational restructuring charges, as presented below, is the Company's measurement of internally-generated operating cash for working capital needs, capital expenditures and payment of debt obligations:


                                                  52 Weeks Ended

                                   Dec. 28, 1996  Dec. 30, 1995  Dec. 31, 1994

Income before reorganization
 items, income taxes and
 extraordinary items                $  (2,435)      $(29,460)      $(38,199)

Interest expense                        8,838         15,992         18,067

Amortization of excess
 reorganization value                   5,819           -              -

Operational restructuring costs          -            12,639         23,205

Depreciation and amortization           7,243         11,373         17,716

EBITDA                              $  19,465       $ 10,544       $ 20,789

As a percentage of sales                 3.69%          1.67%          2.65%

As a multiple of interest expense        2.20x          0.66x          1.15x

            The Company experienced negative cash flow from operations (cash flow after working capital changes, interest expense and taxes) of $5.6 million and $8.0 million for 1996 and 1995, respectively, as compared to
positive cash flow of $0.3 million in 1994.   The negative cash flow in 1996
resulted primarily from the one-time payment made for the Employee Buyout Offer and professional fees paid relating to the Restructuring and to a lesser degree, the increase in inventories and AWG patronage certificates.

            The Company's investing activities used net cash of $4.8 million and $4.0 million for 1996 and 1994, respectively, while it provided net cash of $65.1 million in 1995. The substantial increase in cash provided in investing activities for 1995 was the result of the sale of the warehouse,
29 stores and inventory to AWG.   The Company invested $6.5 million, $4.7
million and $5.4 million in capital expenditures for 1996, 1995 and 1994, respectively. The capital expenditures for 1996 were funded by the remaining escrow funds of $1.7 million that were deposited with United States Trust Company of New York, the Prior Credit Agreement, the DIP Facility and the Loan Agreement.


            Financing activities of the Company provided net cash of $5.5 million and $1.9 million in 1996 and 1994, respectively, and used net cash
of $51.0 million in 1995.   The net cash provided in financing activities
for 1996 was primarily the result of the borrowing under the Term Loan.

            The Company considers its capital expenditure program a critical and strategic part of the overall plan to support its market competitiveness. Cash capital expenditures for 1997 are expected to be at approximately $11.6
million.   The Loan Agreement limits the Company's capital expenditures for
1997 to $12.0 million in cash capital expenditures and $7.0 million for capital leases. The 1997 capital expenditures is expected to be invested in remodel and upgrade of certain stores and improvement in its store and corporate information systems. The funds for the capital expenditures are expected to be obtained from the Company's operating activities and
borrowings under the Loan Agreement.   As of March 18, 1997, the Company had
$13.2 million of availability under the Loan Agreement.

            The Company's ability to meet its working capital needs, meet its debt and interest obligations and capital expenditure requirements is
dependent on its future operating performance.   Management believes that the
Restructuring will have a favorable effect on the Company's future liquidity by: (a) reducing future interest cost; (b) reducing labor costs; (c) extending the maturities of the Company's long-term debt; and (d) permitting additional borrowings through the release of collateral under the Indenture relating to the Old Notes. There can be no assurance that future operating performance will provide positive net cash or that the Restructuring will ultimately be successful. If the Company is not able to generate positive cash flow from its operations or if the Restructuring is not ultimately successful, management believes that this could have a material adverse effect on the Company's business and the continuing viability of the Company.

Recently-Issued Accounting Standards

            In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" and Statement No. 129, "Disclosure
of Information About Capital Structure."    Statement No. 128 specifies the
computation, presentation, and disclosure requirements for earnings per share. Statement No. 129 consolidates existing requirements to disclose certain
information about an entity's capital structure.   Both statements are
effective for financial statements issued for periods ending after December 15, 1997. Based on the Company's present capital structure and common stock equivalents (stock options), the Company does not believe the implementation of these new standards will have an impact on its financial statements.

Inflation/Deflation

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

          None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below are the names, ages, present positions and years of service (in the case of members of management) of the directors and management of Homeland:

                                                               Years with the
                                                               Company and/or
                            Age    Position                        Safeway

James A. Demme*             57     Chairman of the Board,             2
                                    President, Chief Executive
                                    Officer and Director
Larry W. Kordisch*          49     Executive Vice President  -        2
                                    Finance, Chief Financial
                                    Officer and Secretary
Steven M. Mason             42     Vice President - Marketing         26
Terry M. Marczewski*        42     Vice President and Controller      2
Prentess E. Alletag, Jr.    50     Vice President - Human             29
                                    Resources
Francis T. Wong*            37     Treasurer and Assistant            8
                                    Secretary
Robert E. (Gene) Burris     50     Director                           --
Edward B. Krekeler, Jr.     53     Director                           --
Laurie M. Shahon            45     Director                           --
John A. Shields             54     Director                           --
William B. Snow             65     Director                           --
David N. Weinstein          38     Director                           --



*    Holding's Board of Directors is identical to that of Homeland.   Mr.
     Demme serves as Holding's Chairman of the Board, President and Chief Executive Officer, Mr. Kordisch as Executive Vice President - Finance, Chief Financial Officer and Secretary and Mr. Marczewski as Vice President and Controller and Mr. Wong as Treasurer and Assistant Secretary.


           James A. Demme was elected Chairman of the Board in September 1996. He became President, Chief Executive Officer and a director of the Company as of November 30, 1994. From 1992 to 1994, Mr. Demme served as Executive Vice
President of Retail Operations of Scrivner, Inc.   He was responsible for the
operations of its 170 retail stores which had a total volume exceeding $2 billion. From 1991 to 1992, Mr. Demme served as Senior Vice President of Marketing of Scrivner, Inc. where he was responsible for restructuring and refocusing the merchandising department to retail orientation. From 1988 to 1991, Mr. Demme was President and Chief Operating Officer of Shaws Supermarkets, which was the nation's fifteenth largest retail chain with sales of $1.7 billion.

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

           Terry M. Marczewski joined the Company in April 1995 and became the Chief Accounting Officer, Assistant Treasurer and Assistant Secretary as of May 1995. From July 1994 to April 1995, he was the controller at Fleming
Companies, Inc.- Scrivner Group.   From 1990 to July 1994, Mr. Marczewski was
the Vice President and Controller at Scrivner, Inc., the nation's third largest grocery wholesaler, prior to its acquisition by Fleming Companies, Inc. In December 1996, Mr. Marczewski was appointed to the position of Vice President and Controller.

           Prentess E. Alletag, Jr. joined the Oklahoma Division in October 1969, where, at the time of the Acquisition, he was serving as Human Resources
and Public  Affairs  Manager.   In November 1987, Mr. Alletag joined Homeland
as Vice President - Human Resources.

           Francis T. Wong joined the Company in July 1989. In December 1996, Mr. Wong was appointed to the position of Treasurer and Assistant Secretary. Prior to this appointment, Mr. Wong served as Director of Finance, Assistant Secretary and Assistant Treasurer of the Company.

           Robert E. (Gene) Burris became a director of the Company on August 2, 1996. Since 1988, Mr. Burris has been President of the UFCW Local No. 1000, which represents approximately 65% of the Company's unionized employees. Pursuant to the Modified Union Agreements, the UFCW has the right to designate one member of the

Boards of Directors of Holding and Homeland. Mr. Burris is the designee of the UFCW. Since February 1995, Mr. Burris has been the Chief Executive Officer and owner of G&E Railroad, a retail store.

            Edward B. Krekeler, Jr. became a director of the Company on August 2, 1996. Since 1994, he has been owner of Krekeler Enterprises, Ltd.,
a corporate financial consulting firm.   From 1984 to 1994, he served in
various positions as an officer of Washington Square Capital, Inc., including Vice-President, Special Investments, Vice-President, Administration, Private Placements, Vice-President, Portfolio Manager, Private Placements, and Chief Investment Analyst. From 1970 to 1984, Mr. Krekeler was Director, Fixed Income Investments, of The Ohio National Life Insurance Company, Inc. He was Chairman of the Board of Directors of Convenient Food Marts, Inc. from 1990 to 1994.

            Laurie M. Shahon became a director of the Company on August 2, 1996. Ms. Shahon has been President of Wilton Capital Group, a private direct
investment firm since January 1994.   Ms. Shahon previously served as Vice
Chairman and Chief Operating Officer of Color Tile, Inc. in 1989. From 1988 to 1993, she served as Managing Director of `21' International Holdings, Inc., a private holding company. From 1980 to 1988, she was Vice President of Salomon Brothers, Inc., where she was founder and head of the retailing and consumer products group. From 1976 to 1980, Ms. Shahon was an Associate with Morgan Stanley & Co., Incorporated. Ms. Shahon is a director of Arbor Drugs, Inc., One Price Clothing Stores, Inc. and Ames Department Stores, Inc.

            John A. Shields became a director of the Company in May 1993.
Mr. Shields has been the Chairman and Chief Executive Officer of Delray Farms Fresh Markets, a retail perishables specialty chain, since January 1994. From 1983 to 1993, he served as President, Chief Executive Officer, Chief Operating Officer and a member of the Board of Directors of First National Supermarkets. Mr. Shields is a director of D.I.Y. Home Warehouse, Inc., Delray Farms, Inc., Wild Oats Markets, Inc. and Shore Bank, Inc.

            William B. Snow became a director of the Company on August 2, 1996. Mr. Snow has served as Vice Chairman of Movie Gallery, Inc., the second largest video specialty retailer in the United States, since 1994. From 1985 to 1994, he was Executive Vice President and a director of Consolidated
Stores Corporation. From 1980 to 1985, Mr. Snow was Chairman, President and Chief Executive Officer of Amerimark, Inc., a diversified supermarket retailer and institutional food service distributor. From 1974 to 1980, he was President of Continental Foodservice, Inc. From 1966 to 1974, Mr. Snow was
Senior Vice President of Hartmarx, Inc.    Mr. Snow is a director of Movie
Gallery, Inc. and Action Industries, Inc.

            David N. Weinstein became a director of the Company on August 2, 1996. He is the Managing Director of the High Yield Capital Markets group at BancBoston Securities, Inc. From 1993 to March 1996, he served as Managing Director and High Yield Capital Market Specialist of Chase Securities, Inc. From 1990 to 1993, Mr. Weinstein was head of the Capital Markets group in the High Yield Department of

Lehman Brothers and later was a director in the High Yield/Private Financing Group of Smith Barney Shearson. Mr. Weinstein is also a director of Ithaca Industries, Inc.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934 (the "1934 Act")

            Section 16 (a) of the 1934 Act requires directors, executive officers and persons who are the beneficial owners of more than 10% of any class of any equity security of the Company to file reports with the
Securities and Exchange Commission (the "SEC").   Each of the directors and
executive officers of the Company were required to file a Form with the SEC no later than the date on which the Registration Statement on Form 10 with respect to the Common Stock became effective (December 6, 1996). The directors and executive officers filed their respective Forms in December 1996 (after December 6, 1996) and January 1997. Accordingly, such Forms were filed untimely. This was the sole occasion on which the directors and the executive officers made untimely filings in 1996. Based solely on the Company's review of reporting forms provided by the directors and executive officers of the Company, no Form 5 reports were required.

ITEM 11.    EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

            The following table provides certain summary information concerning compensation paid or accrued by the Company to, or on behalf of, the Company's Chief Executive Officer, each of the four other most highly compensated executive officers of the Company (hereinafter referred to as the "Named Executive Officers") for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994:


                              SUMMARY COMPENSATION TABLE

                                Annual Compensation

Name and                                                  Long-Term
Principal                                                Compensation       All Other
Position                       Year   Salary   Bonus     Option Awards   Compensation (3)

James A. Demme(1)(2)           1996  $200,000  $200,000    135,000         $  4,675
Chairman, President            1995   200,000   100,000       -               4,396
and Chief Executive            1994    11,538      -          -                -
Officer

Larry W. Kordisch(2)(4)        1996  $150,000  $150,000     62,500         $  1,539
Executive Vice                 1995   126,923   100,000       -               3,907
Pres. Finance,
Chief Financial Officer
and Secretary

Steven M. Mason(2)             1996  $130,500  $130,500       -            $  2,620
Vice President -               1995   130,500    19,575       -               6,414
Marketing                      1994   130,500   110,925       -               8,963

Terry M. Marczewski(2)(5)      1996  $ 90,000  $ 45,000       -            $     86
Vice President -               1995    69,326    20,000       -                  43
Controller

Alfred F. Fideline, Sr.(2)(6)  1996  $ 80,000  $ 40,000       -            $    270
Former Vice President -        1995  $ 80,000  $ 12,000       -                 247
Retail Operations              1994  $ 78,462  $ 53,074       -                 370


(1) Mr. Demme joined the Company as President, Chief Executive Officer and a director as of November 30, 1994.

(2) Personal benefits provided to the Named Executive Officer under various Company programs do not exceed 10% of total annual salary and bonus reported for the Named Executive Officer.

(3) The Company provides reimbursement for medical benefit insurance premiums for certain of the Named Executive Officers. These persons obtain individual private medical benefit insurance policies with benefits substantially equivalent to the medical benefits currently provided under the Company's group plan. The Company also provides for life insurance premiums for executive officers, including certain Named Executive Officers and one other executive officer, who obtain private term life insurance policies with benefits of $500,000 per person. Amounts paid during 1996 are as follows: James A. Demme, $3,325; Larry
     W. Kordisch, $1,191; and Steven M. Mason, $2,445.

 (4) Mr. Kordisch joined the Company in February 1995 and was appointed Executive Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of the Company as of May 5, 1995.

(5) Mr. Marczewski joined the Company in April 1995 and was appointed the Chief Accounting Officer and Controller of the Company as of May 5, 1995.

(6) Mr. Fideline was Vice President - Retail Operations until his resignation in January 1997.

The following table sets forth certain information with respect to grants of options to the Named Executive Officers during 1996:

                         Option Grants in Last Fiscal Year

                                                                              Potential Realized Value at
                                                                                Assumed Rates of Stock
                                                                                   Appreciation for
                   Individual Grants                                                 Option Terms
_____________________________________________________________________________      ___________________
                    Number of
                    Securities           % of Total
                    Underlying         Options Granted
                    Options             to Employees      Exercise    Expiration
Name                 Granted            in Fiscal Year    Price          Date          5%          10%

James A. Demme       135,000 (1)           60.3%          $8.00      Dec. 26, 2006  $679,206  $1,721,242

Larry W. Kordisch     62,500 (1)           39.7%          $8.00      Dec. 26, 2006  $314,447  $  796,871

  (1) The options are exercisable immediately upon issuance. None of these options have been exercised.



Compensation of Directors

           Directors who are not employees of the Company or otherwise affiliated with the Company (presently consisting of Ms. Shahon and Messrs. Burris, Krekeler, Shields, Snow and Weinstein) are paid annual retainers of $15,000 and meeting fees of $1,000 for each meeting of the board or any committee attended in person and $250 for each meeting attended by telephone. Mr. Shields previously served as a consultant to the Company at the request of CD&R. During 1995, Mr. Shields received $166,662 from CD&R for consulting fees for services provided to the Company.

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

           In April 1996, the Company entered into employment agreements with
Steve Mason, the Company's Vice President of Marketing.   The agreement,
which is for an indefinite term, provides a base annual salary of $130,500 for Mr. Mason, subject to increase from time to time at the discretion of the
Board of Directors.   In the event his employment is terminated prior to
December 31, 1997 for any reason other than cause or disability, the Company will pay Mr. Mason his annual salary for a period of one year after the termination date or until December 31, 1997, whichever is longer, plus a pro rata amount of the incentive compensation for the portion of the incentive year that precedes the date of termination.

           On January 8, 1997, the Company entered into a settlement agreement (the "Settlement Agreement") with Alfred F. Fideline, Sr., the Company's former Vice President - Retail Operations, in connection with his termination of employment with the Company. Pursuant to the terms of the Settlement Agreement, the Company agreed to provide Mr.

Fideline with the following: (a) medical and dental benefits through December 31, 1997; (b) payment of his base salary through January 2, 1998; and (c) conveyance of the Company car.

Management Incentive Plan

           Homeland maintains a Management Incentive Plan to provide
incentive bonuses for members of its management and key employees. Bonuses are determined according to a formula based on both corporate, store and individual performance and accomplishments or other achievements and are paid only if minimum performance and/or accomplishment targets are reached.
Minimum bonuses range from 0 to 50% of salary for officers (as set forth in the plan), including the Chief Executive Officer. Maximum bonus payouts range from 100% to 200% of salary for officers and up to 200% of salary for
the Chief Executive Officer.   Performance levels must significantly exceed
target levels before the maximum bonuses will be paid. Under limited circumstances, individual bonus amounts can exceed these levels if approved by the Compensation Committee of the Board. Incentive bonuses paid to managers and supervisors vary according to their reporting and responsibility
levels.   The plan is administered by a committee consisting, unless otherwise determined by the Board of Directors, of members of the Board who are ineligible to participate in the plan. Incentive bonuses earned for certain highly compensated executive officers under the plan for performance during fiscal year 1996 are included in the Summary Compensation Table.

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

           Under the retirement plan, estimated annual benefits payable to the named executive officers of Homeland upon retirement at age 65, assuming no changes in covered compensation or the social security wage base, would be as follows: James A. Demme, $28,503; Larry W. Kordisch, $47,417; Steven M. Mason, $85,134; and Terry M. Marczewski, $67,591.


Management Stock Option Plan

           In December 1996, the Board of Directors of the Company, pursuant to the Plan of Reorganization, adopted the Homeland Holding Corporation 1996 Stock Option Plan (the `Stock Option Plan"). The Stock Option Plan, to be administered by the Board of Directors ("Board"), or a committee of the Board (the "Committee"), provides for the granting of options to purchase up to an aggregate of up to 263,158 shares of Common Stock. Options granted under the Stock Option Plan shall be "non-qualified options." The option price of each option must not be less than the fair market value as determined by the Board
or the Committee.    Unless the Board or the Committee otherwise determines,
options shall become exercisable ratably over a five-year period or immediately in the event of a "change of control" as defined in the Stock
Option Plan.   Each option must be evidenced by a written agreement and must expire and terminate on the earliest of (a) ten years from the date the option is granted (b) termination for cause and (c) three months after termination for other than cause.

Compensation Committee Report

           The Company's Compensation and Benefits Committee was formed in September 1996 at the first meeting of the newly installed Board of Directors. See "Directors and Executive Officers of the Registrant".
The duties of the Compensation and Benefits Committee will include the review and recommendation of salary, other compensation arrangements for the officers, management incentive and stock option plans, including the 1996 Management Incentive Plan and the Stock Option Plan.

           No member of the Compensation Committee is a current or former officer or employee of the Company.

Compensation Committee Interlocks and Insider Participation

           Ms. Shahon and Messrs. Snow and Shields serve on the Company's Compensation and Benefits Committee of the Board of Directors. During 1995, Mr. Shields received $166,662 from CD&R for consulting fees for services provided to the Company.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

           Under the Company's Plan of Reorganization, each holder of a general unsecured claim against the Company, including $40.1 million of general unsecured claims in respect of the Old Notes, will receive its ratable share of 4,450,000 shares of Common Stock, based on the amount of such holder's claim relative to all general unsecured claims. As of March 18, 1997, the final amount of the general unsecured claims has not been determined.

           Under the Plan of Reorganization, the Company has reserved for the account of each creditor holding a disputed general unsecured claim the Common Stock that would otherwise be distributable to such creditor on the Effective Date if such disputed claim were allowed by the Bankruptcy Court. If a disputed claim is disallowed in whole or in part, the Company will distribute the Common Stock held in reserve ratably to holders of general unsecured claims allowed by the Bankruptcy Court. Such distribution will be made on June 30 and December 31 of each following year until the earlier of
(a) the date on which all disputed claims have been resolved or (b) less than 5,000 shares of Common Stock are on deposit in the disputed claims reserve. If any time after the Effective Date, the number of shares of Common Stock in the disputed claims reserve is less than 5,000, the remaining shares of Common Stock held in such reserve will, at the Company's option, be cancelled or treated as treasury shares.

           The Company estimates that total general unsecured claims will be approximately $63.1 million, consisting of approximately $40.1 million in general unsecured claims in respect of the Old Notes and approximately $23.0 million of other general unsecured claims. Based on such estimate (a) holders of the Old Notes will receive (in the aggregate) approximately 2,827,922 shares of Common Stock representing approximately 60.2% of the Common Stock to be outstanding upon consummation of the Restructuring and (b) holders of the other general unsecured claims will receive (in the aggregate) approximately 1,622,029 shares of Common Stock representing approximately 34.5% of the Common Stock to be outstanding upon consummation of the Restructuring.

           In addition, under the Plan of Reorganization, all of the Company's issued and outstanding Class A Common Stock, par value $.01 per share (the "Old Common Stock"), will be exchanged for (a) an aggregate of 250,000 shares of Common Stock, representing approximately 5.3% of the Common Stock to be outstanding, and (b) warrants to purchase (in the aggregate) up to 263,158 shares of Common Stock (the "New Warrants") at an exercise price of $11.85 per share. Each holder of the Old Common Stock will receive
7.73 shares of Common Stock and 8.14 New Warrants for each 1,000 shares of Old Common Stock held by such holder.


           Set forth below is certain information as of March 18, 1997, regarding the beneficial ownership of Holding's Common Stock by: (a) any person or group known to have beneficial ownership of more than 5% of the Common Stock of Holding; (b) each of the Named Executive Officers; (c) each director; (d) other officers of the Company and (e) all directors, Named Executive Officers and officers as a group:


                                                   Shares
                                                 Beneficially      Percent of
     Name of Beneficial Owner                       Owned            Class
     Credit Suisse First Boston, Inc. (1)          246,460            5.2%
     11 Madison Avenue
     New York, NY 10010

     James A. Demme (2)                            135,000            2.8%
     Larry W. Kordisch (2)                          62,500            1.3%
     Steve  M. Mason (3)                               665              *
     Terry M. Marczewski                              -                 -
     Prentess E. Alletag                              -                 -
     Francis T. Wong                                  -                 -
     Robert E. (Gene) Burris                          -                 -
     Edward B. Krekeler, Jr.                          -                 -
     Laurie M. Shahon                                 -                 -
     John A. Shields                                  -                 -
     William B. Snow                                  -                 -
     David N. Weinstein                               -                 -

     Officers and directors as a
       group (12 persons)                          198,165            4.0%
     ______________________
     *  Less than 1%

     (1) Credit Suisse First Boston, Inc. is the parent corporation of Credit Suisse First Boston Corporation, a registered broker-dealer, which owns these shares of Common Stock of record. Credit Suisse Group, the ultimate parent corporation of Credit Suisse First Boston Corporation, disclaims ownership of these shares of Common Stock.
     (2) Messrs. Demme and Kordisch were awarded stock options pursuant to the Stock Option Plan in December 1996 amounting to 135,000 and 62,500 shares, respectively. Their options are exercisable immediately upon issuance and will expire December 26, 2006.
     (3) Mr. Mason is the beneficial owner of 324 shares of Common Stock and 341 New Warrants.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Prior to the Effective Date, the Company's largest stockholders were Clayton & Dubilier Private Equity Fund III Limited Partnership ("C&D Fund III") which owned approximately 35.9% of the Old Common Stock, and Clayton Dubilier Private Equity Fund IV Limited Partnership ("C&D Fund IV") which owned approximately 40.4% of the Old Common Stock. After consummation of the Restructuring, C&D Fund III and C&D Fund IV owned less than 5% of the outstanding Common Stock. The Company believes that C&D Fund III and C&D Fund IV sold all of their Common Stock prior to year-end 1996.

          C&D Fund III and C&D Fund IV are private investment funds managed by CD&R. Amounts contributed to C&D Fund III and C&D Fund IV by the limited partners thereof are invested at the discretion of the general partner in the equity of corporations organized for the purpose of carrying out leveraged acquisitions involving the participation of management, or, in the case of C&D Fund IV, in corporations where the infusion of capital coupled with the provision of managerial assistance by CD&R can be expected to generate returns on investments comparable to returns historically achieved in
leveraged buy-out transactions.   The general partner of C&D Fund III is
Clayton & Dubilier Associates III Limited Partnership, a Connecticut limited
partnership ("Associates  III").   The general partner of C&D Fund IV is
Clayton & Dubilier Associates IV Limited Partnership, a Connecticut limited
partnership ("Associates IV").   B. Charles Ames, a principal of CD&R, a
holder of an economic interest in Associates III and a general partner of Associates IV, also served as Chairman of the Board of the Company until the Effective Date. Andrall E. Pearson, a principal of CD&R and a former director of the Company, is a general partner of Associates IV. Michael G. Babiarz, a former director of the Company, is a professional employee of CD&R. Hubbard C. Howe, a principal of CD&R and a former director of the Company, is a general partner of Associates IV.

          Through 1995, CD&R received an annual fee for management and financial consulting services provided to the Company and reimbursement of certain expenses. The consulting fees paid to CD&R were $125,000 in 1995, $150,000 in 1994 and $200,000 in 1993. CD&R agreed to forgo the consulting fee after October 1995, in view of the Company's financial position and in
order to facilitate the proposed Restructuring.   To further assist the
Company, CD&R paid Donaldson, Lufkin and Jenrette, an investment banking firm, approximately $250,000 in 1995 and $500,000 plus expenses in 1996 for consulting services relating to the Restructuring.

          CD&R, C&D Fund III and the Company entered into an Indemnification Agreement on August 14, 1990, pursuant to which the Company agreed to indemnify CD&R, C&D Fund III, Associates III and their respective directors, officers, partners, employees, agents and controlling persons against certain liabilities arising under the federal securities laws and certain other claims and liabilities.

          CD&R, C&D Fund III, C&D Fund IV and the Company entered into a separate Indemnification Agreement, dated as of March 4, 1992, pursuant to which the Company agreed, subject to any applicable restrictions in the Indenture relating to the Old

Notes, the Prior Credit Agreement, the Subordinated Note Indenture, the 1987 Registration and Participation Agreement, and the 1990 Registration and Participation Agreement, to indemnify CD&R, C&D Fund III, C&D Fund IV, Associates III, Associates IV and their respective directors, officers, partners, employees, agents and controlling persons against certain liabilities arising under the federal securities laws and certain other claims and liabilities.

          Mr. Gene Burris, a director of the Company, is President of UFCW Local No. 1000, which represents approximately 65% of the Company's unionized employees. Pursuant to the Modified Union Agreements, the UFCW has the right to designate one member of the Board of Directors of Holding and Homeland. Mr. Burris is the designee of the UFCW.

          Ms. Shahon and Messrs. Krekeler, Snow and Weinstein were nominated by the Noteholders' Committee to serve as directors of the Company.





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

               2.  Exhibits.   See attached Exhibit Index on page E-1.

         (b) Reports on Form 8-K. The following report on Form 8-K was filed during the last quarter of the period covered by this report:

               Date Filed           Description

               September 20, 1996   Confirmation of the Plan of Reorganization






                                      SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               HOMELAND HOLDING CORPORATION


Date:   March 28, 1997                         By: /s/   James A. Demme
                                                   James A. Demme, Chairman


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                   Title                            Date


 /s/  James A. Demme        Chairman of the Board            March 28, 1997
James A. Demme              President, Chief Executive
                            Officer and Director
                            (Principal Executive Officer)


 /s/  Larry W. Kordisch     Executive Vice President/        March 28, 1997
Larry W. Kordisch           Finance, C.F.O. and Secretary
                            (Principal Financial Officer)


 /s/  Terry M. Marczewski   Vice President, Controller       March 28, 1997
Terry M. Marczewski         (Principal Accounting Officer)




                                      II-1









Signature                            Title                         Date




                                     Director                 March 28, 1997
Robert E. (Gene) Burris


 /s/  Edward B. Krekeler, Jr.        Director                 March 28, 1997
Edward B. Krekeler, Jr.



                                     Director                 March 28, 1997
Laurie M. Shahon



 /s/ John A. Shields                 Director                 March 28, 1997
John A. Shields



                                     Director                 March 28, 1997
William B. Snow


 /s/  David N. Weinstein             Director                 March 28, 1997
David N. Weinstein



                                      II-2




                   INDEX TO FINANCIAL STATEMENTS

                   HOMELAND HOLDING CORPORATION
                 Consolidated Financial Statements





Report of Independent Accountants                                    F-2

Consolidated Balance Sheets as of December 28, 1996
  (Successor Company), and December 30, 1995
  (Predecessor Company)                                              F-3

Consolidated Statements of Operations
  for the 20 weeks ended December 28, 1996
  (Successor Company), 32 weeks ended
  August 10, 1996, and 52 weeks ended December 30,
  1995, and December 31, 1994 (Predecessor Company)                  F-5

Consolidated Statements of Stockholders' Equity (Deficit)
  for the 20 weeks ended December 28, 1996
  (Successor Company), 32 weeks ended August 10,
  1996 and 52 weeks ended December 30, 1995,
  and December 31, 1994 (Predecessor Company)                        F-6

Consolidated Statements of Cash Flows for the 20 weeks
  ended December 28, 1996 (Successor Company),
  32 weeks ended August 10, 1996, and 52 weeks
  ended December 30, 1995, and December 31, 1994
  (Predecessor Company)                                              F-7

Notes to Consolidated Financial Statements                           F-9




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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Holding Corporation and Subsidiary as of December 28, 1996, and December 30, 1995, and the consolidated results of their operations and their cash flows for the 20 weeks ended December 28, 1996, the 32 weeks ended August 10, 1996, and the 52 weeks ended December 30, 1995, and December 31, 1994, in conformity with generally accepted accounting principles.





                                                COOPERS & LYBRAND, L.L.P.
Oklahoma City, Oklahoma
March 24, 1997




              HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                      CONSOLIDATED BALANCE SHEETS

          (In thousands, except share and per share amounts)

                                ASSETS

                                                Successor Company  Predecessor Company
                                                  December 28,         December 30,
                                                      1996                1995


Current assets:
  Cash and cash equivalents (Notes 4 and 6)         $    1,492          $   6,357
  Receivables, net of allowance for uncollectible
    accounts of $1,587 and $2,661                        8,522              8,051
  Inventories                                           45,009             42,830
  Prepaid expenses and other current assets              2,760              2,052

       Total current assets                             57,783             59,290

Property, plant and equipment:
  Land and land improvements                             8,731              9,919
  Buildings                                             18,124             22,101
  Fixtures and equipment                                15,078             44,616
  Leasehold improvements                                11,374             23,629
  Software                                               2,930              1,991
  Leased assets under capital leases (Note 10)           7,569             29,062
  Construction in progress                               2,675              4,201

                                                        66,481            135,519
Less, accumulated depreciation
  and amortization                                       3,012             63,827

Net property, plant and equipment                       63,469             71,692

Reorganization value in excess of amounts
  allocable to identifiable assets, less
  accumulated amortization of $5,819 at
  December 28, 1996                                     39,570               -

Other assets and deferred charges                        7,664              6,600

      Total assets                                  $  168,486          $ 137,582

                                                             Continued








              The accompanying notes are an integral part of these consolidated financial statements.

              HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                CONSOLIDATED BALANCE SHEETS, Continued

          (In thousands, except share and per share amounts)

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                                Successor Company  Predecessor Company
                                                  December 28,         December 30,
                                                     1996                 1995


Current liabilities:
  Accounts payable - trade                              $  17,416      $  17,732
  Salaries and wages                                        3,499          1,609
  Taxes                                                     2,903          4,876
  Accrued interest payable                                  2,689          2,891
  Other current liabilities                                 8,470         14,321
  Current portion of long-term debt(Notes 5 and 6)            894           -
  Long-term debt in default classified as current
    (Notes 5 and 6)                                      -               100,467
  Current portion of obligations under capital
    leases (Note 10)                                        1,343          2,746
  Current portion of restructuring reserve (Note 13)         -             3,062

       Total current liabilities                           37,214        147,704

Long-term obligations:
  Long-term debt (Notes 5 and 6)                           72,724           -
  Obligations under capital leases (Note 10)                3,005          9,026
  Other noncurrent liabilities                              2,602          6,133
  Noncurrent restructuring reserve (Note 13)                 -             2,808

       Total long-term obligations                         78,331         17,967

Commitments and contingencies (Notes 9, 10 and 12)           -              -

Redeemable common stock, Class A, $.01 par value,
  1,720,718 shares at December 30, 1995, at
  redemption value (Note 4)                                  -                17

Stockholders' equity (deficit):
  Old common stock (Note 2):
    Class A, $0.01 par value, authorized - 40,500,000
    shares, issued 33,748,482 shares at
    December 30,1995, outstanding - 30,878,989 shares        -               337
  New common stock (Note 2):
    Class A, $0.01 par value, authorized - 7,500,000
    shares, issued 4,758,025 shares at
    December 28, 1996                                          48           -
  Additional paid-in capital                               56,013         55,886
  Accumulated deficit                                      (3,120)       (80,188)
  Minimum pension liability adjustment (Note 9)              -            (1,327)
  Treasury stock, 2,869,493 shares at December 30,
    1995, at cost                                            -            (2,814)

   Total stockholders' equity (deficit)                    52,941        (28,106)

   Total liabilities and stockholders' equity (deficit) $ 168,486      $ 137,582




              The accompanying notes are an integral part of these consolidated financial statements.

                    HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except share and per share amounts)


                                                Successor Company          Predecessor Company

                                                    20 weeks       32 weeks        52 weeks       52 weeks
                                                     ended          ended           ended          ended
                                                  December 28,    August 10,     December 30,   December 31,
                                                      1996           1996           1995           1994



Sales, net                                        $  204,026      $  323,747     $  630,275     $  785,121

Cost of sales                                        154,099         244,423        479,119        588,405

  Gross profit                                        49,927          79,324        151,156        196,716

Selling and administrative expenses                   44,029          73,000        151,985        193,643
Operational restructuring costs                         -               -            12,639         23,205
Amortization of excess reorganization
  value                                                5,819            -              -              -

  Operating profit (loss)                                 79           6,324        (13,468)       (20,132)

Interest expense                                      (3,199)         (5,639)       (15,992)       (18,067)

Income (loss) before reorganization items,
  income taxes and extraordinary items                (3,120)            685        (29,460)       (38,199)

Reorganization items:
  Allowed claims in excess of liabilities               -              7,200           -              -
  Professional fees                                     -              4,250           -              -
  Employee buyout expense                               -              6,386           -              -
  Adjustments of accounts to estimated
    fair value                                          -              8,160           -              -
                                                        -             25,996           -              -

Income tax provision (Note 7)                           -               -              -            (2,446)
  Income (loss) before extraordinary items            (3,120)        (25,311)       (29,460)       (40,645)

Extraordinary items - debt discharge (Note 3)           -             63,118           -              -
Extraordinary items - other                             -               -            (2,330)          -

Net income (loss)                                     (3,120)         37,807        (31,790)       (40,645)

Reduction in redemption value -
  redeemable common stock                               -               -               940          7,284

Net income (loss) available to
  common stockholders                             $   (3,120)     $   37,807     $  (30,850)    $  (33,361)

Income (loss) before extraordinary
  items per common share                          $     (.66)     $     (.78)    $     (.86)    $     (.96)

Extraordinary items per common share                     -              1.94           (.07)           -

Net income (loss) per common share                $     (.66)     $     1.16     $     (.93)    $     (.96)

Weighted average shares outstanding                4,758,025      32,599,707     33,223,675     34,752,527





                   The accompanying notes are an integral part
                    of these consolidated financial statements

                   HOMELAND HOLDING CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIT)

               (In thousands, except share and per share amounts)



                                                                                                      Minimum
                                         Common Stock                    Additional                   Pension
                                      Successor   Predecessor              Paid-in    Accumulated    Liability
                                      Shares       Shares       Amount    Capital      (Deficit)     Adjustment

Balance,  January  1,  1994              -      31,498,989     $    315    $46,358   $   (7,753)      $     (572)

Purchase  of treasury  stock             -         106,000            1        254         -                -

Adjustment to eliminate
  minimum pension liability              -            -            -          -            -                 572

Redeemable common stock
  reduction  in  redemption  value       -            -            -         7,284         -                -

Net loss                                 -            -            -          -         (40,645)            -

Balance, December 31, 1994               -      31,604,989          316     53,896      (48,398)            -

Purchase of treasury stock               -       2,143,493           21      1,050         -                -

Adjustment to recognize
  minimum pension liability              -            -            -          -            -              (1,327)

Redeemable common stock
  reduction in redemption value          -            -            -           940         -                -

Net loss                                 -            -            -          -         (31,790)            -

Balance, December 30, 1995               -      33,748,482          337     55,886      (80,188)          (1,327)

Net income                               -            -            -          -          37,807             -

Eliminate predecessor equity             -     (33,748,482)        (337)   (55,886)      (2,637)            -

Issuance of successor's
  common stock                      4,758,025         -              48     56,013         -                -

Adjustment to eliminate
  minimum pension liability              -            -            -          -            -               1,327

Record excess of
  reorganization value                   -            -            -          -          45,018             -

Balance, August 10, 1996            4,758,025         -              48     56,013         -                -

Net loss                                 -            -            -          -          (3,120)            -

Balance, December 28, 1996          4,758,025         -        $     48    $56,013   $   (3,120)      $     -




Continued


                   The accompanying notes are an integral part
                    of these consolidated financial statements

                   HOMELAND HOLDING CORPORATION & SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

               (In thousands, except per share and per share amounts)





                                                                 Total
                                        Treasury Stock       Stockholders'
                                       Shares    Amount     Equity (Deficit)

Balance, January 1, 1994                620,000  $(1,488)    $   36,860

Purchase of treasury stock              106,000     (255)          -

Adjustment to eliminate
  minimum liability                        -        -               572

Redeemable common stock
  reduction in redemption value            -        -             7,284

Net Loss                                   -        -           (40,645)

Balance, December 31, 1994              726,000   (1,743)         4,071

Purchase of Treasury Stock            2,143,493   (1,071)          -

Adjustment to recognize
  minimum liability                        -        -            (1,327)

Redeemable common stock
  reduction in redemption value            _        _               940

Net loss                                   -        -           (31,790)

Balance, December 30, 1995            2,869,493   (2,814)       (28,106)

Net income                                 -        -            37,807

Eliminate predecessor equity         (2,869,493)   2,814        (56,046)

Issuance of successor's
  common stock                             -        -            56,061

Adjustment to eliminate
  minimum pension liability                -        -             1,327

Record excess of
  reorganization value                     -        -            45,018

Balance, August 10, 1996                   -        -            56,061

Net Loss                                   -        -            (3,120)

Balance, December 28, 1996           $     -     $  -        $   52,941





                   The accompanying notes are an integral part
                    of these consolidated financial statements

              HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

          (In thousands, except share and per share amounts)


                                           Successor Company            Predecessor Company

                                               20 weeks         32 weeks       52 weeks        52 weeks
                                                ended           ended           ended           ended
                                              December 28,      August 10,    December 30,    December 31,
                                                 1996            1996           1995            1994

Cash flows from operating activities:
  Net income (loss)                           $   (3,120)      $  37,807      $ (31,790)     $ (40,645)
  Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                  2,954           4,163         11,192         17,458
    Amortization of beneficial interest
       in operating leases                            51              75            181            258
    Amortization of excess reorganization
       value                                       5,819            -              -              -
    Amortization of financing costs                   24             359          1,019          1,443
    Write-off of financing costs on
       long-term debt retired                       -               -             1,424           -
    Reorganization items                            -             15,360           -              -
    Extraordinary gain on debt discharged           -            (63,118)          -              -
    Loss on disposal of assets                        90            (114)         8,349            384
    Gain on sale of stores                          -               -           (15,795)          -
    Impairment of assets                            -               -             2,360         14,325
    Deferred income taxes                           -               -              -             3,997
    Provision for losses on accounts
       receivable                                   -               -             1,750          1,213
    Provision for write down of
       inventories                                  -               -               847           -
    Change in assets and liabilities:
      (Increase) decrease in receivables            (439)            (32)         3,227          2,301
      (increase) decease in receivable
         for taxes                                  -               -             2,270         (2,270)
      (Increase) decrease in inventories          (6,225)          3,754         18,297          2,097
      (Increase) decrease in prepaid ex-
         penses and other current assets             531             (83)         5,542         (2,687)
      (Increase) decrease in other
         assets and deferred charges              (3,110)           (649)        (1,215)           103
      Increase (decrease) in accounts
         payable - trade                           2,460             298        (12,587)           832
      Increase (decrease) in salaries
         and wages                                   846             105           (316)          (821)
      Increase (decrease) in taxes                (2,198)            226         (1,616)         1,768
      Increase (decrease) in accrued
         interest payable                          2,672           3,823           (422)           (53)
      Increase (decrease) in other current
         liabilities                              (1,181)         (2,656)        (3,264)           (34)
      Increase (decrease) in restructuring
         reserve                                    -             (1,396)         1,356          5,005
      Increase (decrease) in other non-
         current liabilities                         122            (886)         1,157         (4,417)

      Net cash provided by (used in)
         operating activities                       (704)         (2,964)        (8,034)           257




Continued



              The accompanying notes are an integral part of these consolidated financial statements.

              HOMELAND HOLDING CORPORATION AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

          (In thousands, except share and per share amounts)



                                           Successor Company            Predecessor Company

                                               20 weeks         32 weeks       52 weeks        52 weeks
                                                ended             ended          ended          ended
                                              December 28,      August 10,    December 30,    December 31,
                                                1996              1996            1995           1994

Cash flows from investing activities:
  Capital expenditures                           (5,085)         (1,860)         (4,681)        (5,386)
  Purchase of assets under capital leases          -               -             (3,966)          -
  Cash received from sale of assets                   5           1,738          73,721          1,363

       Net cash provided by (used in)
        investing activities                     (5,080)           (122)         65,074         (4,023)

Cash flows from financing activities:
  Borrowings under term loan                       -             10,000            -              -
  Payments under senior secured floating
    rate notes                                     -               -             (9,375)          -
  Payments under senior secured fixed
    rate notes                                     -               -            (15,625)          -
  Borrowings under revolving credit loans        42,349          74,250         104,087         66,000
  Payments under revolving credit loans         (39,080)        (79,718)       (123,620)       (56,000)
  Net payments under swing loans                   -               -             (1,500)        (3,500)
  Principal payments under notes payable           -               -               (750)        (1,000)
  Principal payments under capital
    lease obligations                              (700)         (1,596)         (3,166)        (3,334)
  Payment of secured debt obligation               -             (1,500)           -              -
  Payments to acquire treasury stock               -               -             (1,073)          (255)

     Net cash provided by (used in)
         financing activities                     2,569           1,436         (51,022)         1,911

Net increase (decrease) in cash and
  cash equivalents                               (3,215)         (1,650)          6,018         (1,855)

Cash and cash equivalents at beginning
  of period                                       4,707           6,357             339          2,194

Cash and cash equivalents at end of
  period                                      $   1,492         $ 4,707       $   6,357       $    339

Supplemental information:
  Cash paid during the period for interest    $     524         $ 1,566       $  13,439       $ 16,642

  Cash paid during the period for
   income taxes                               $    -            $  -          $    -          $    236

Supplemental schedule of noncash
   investing activities:
  Capital lease obligations assumed           $    -            $  -          $    -          $  1,493






              The accompanying notes are an integral part of these consolidated financial statements.

                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (In thousands, except share and per share amounts)


1.     Organization:

       Homeland Holding Corporation ("Holding"), a Delaware corporation, was incorporated on November 6, 1987, but had no operations prior to November 25, 1987. Effective November 25, 1987, Homeland Stores, Inc. ("Homeland"), a wholly-owned subsidiary of Holding, acquired substantially all of the net assets of the Oklahoma Division of Safeway Inc. Holding and its consolidated subsidiary, Homeland, are collectively referred to herein as the "Company."

       Holding has guaranteed substantially all of the debt issued by Homeland. Holding is a holding company with no significant operations other than its investment in Homeland. Separate financial statements of Homeland are not presented herein since they are identical to the consolidated financial statements of Holding in all respects except for stockholder's equity of the Predecessor Company (which is equivalent to the aggregate of total stockholders' equity and redeemable common stock of Holding) which is as follows:


                                      Successor Company     Predecessor Company

                                          December 28,            December 30,
                                              1996                    1995

      Homeland stockholder's equity:
        Common stock, $.01 par value,
         authorized, issued and
         outstanding 100 shares                     1                       1
        Additional paid-in capital             56,060                  53,435
        Accumulated deficit                    (3,120)                (80,198)
        Minimum pension liability adjustment     -                     (1,327)
         Total Homeland stockholder's
         equity (deficit)                   $  52,941              $  (28,089)

2.   Reorganization:

       On May 13, 1996, the Company filed Chapter 11 petitions with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Simultaneous with the filing of such petitions, the Company filed a plan of reorganization and a disclosure statement, which set forth the terms of the Company's restructuring (the "Restructuring"). On June 13, 1996, the Company filed a first amended plan of reorganization and disclosure statement. The Company's


                     HOMELAND HOLDING COMPANY AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                 (In thousands, except share and per share amounts)



2.   Reorganization, continued:

       first amended plan of reorganization, as modified (the "Plan"), was confirmed by the Bankruptcy Court on July 19, 1996 and became effective on August 2, 1996 (the "Effective Date").

       On the Effective Date, each of Holding and Homeland adopted amended and restated certificates of incorporation, the principal effects of which are: (a) eliminate the old common stock (the "Old Common Stock") and old class B common stock of Holding, (b) authorize 7,500,000 shares of new common stock of Holding (the "New Common Stock") and (c) include a provision to prohibit the issuance of non-voting securities as and to the extent required by Section 1123 (a) (6) of the Bankruptcy Code for both Homeland and Holding.

       As of the Effective Date, the outstanding $59,375 of Series C Senior Secured Fixed Rate Notes due 1999, $26,126 of Series D Senior Secured Floating Rate Notes due 1997 and $9,499 of Series A Senior Secured Floating Rate Notes due 1997, (collectively, the "Old Notes"), ($95,000 in aggregate face amount plus accrued interest), were cancelled and such holders received (in the aggregate) $60,000 face amount of newly-issued 10% Senior Subordinated Notes due 2003 (the "New Notes"), $1,500 in cash and approximately 60% of the New Common Stock. The New Notes are unsecured and bear interest at 10% per annum and mature in 2003.

       As of the Effective Date, all of the outstanding Old Common Stock of Holding was canceled and the holders received their ratable share of
       (a) 250,000 shares of New Common Stock and (b) warrants to purchase up to 263,158 shares of New Common Stock at an exercise price of $11.85. Each Warrant entitles the holder to purchase one share of New Common Stock at any time up to August 2, 2001. Holders of general unsecured claims (including certain trade creditors for unpaid prepetition trade claims and the allowed unsecured noteholders' claims) are entitled to receive their ratable share of 4,450,000 shares of New Common Stock.

       As of the Effective Date, the Company entered into a new Loan Agreement (as defined hereinafter) consisting of a revolving credit facility of up to $27,500 (subject to a borrowing base requirement) and a term loan facility of $10,000. The Loan Agreement is collateralized by a security interest in, and liens on, substantially all of the Company's assets and is guaranteed by Holding.


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                 (In thousands, except share and per share amounts)



2.   Reorganization, continued:

       On the Effective Date, the modified union agreements negotiated with the Company's labor unions (the "Modified Union Agreements") became effective. The Modified Union Agreements, which are effective for a term of five years, consist of five basic elements: (a) wage rate and benefit contribution reductions and work rule changes, (b) an employee buyout offer, (c) the establishment of an employee stock bonus plan which will entitle plan participants to receive/purchase up to 522,222 shares of New Common Stock, (d) the right to designate one member of the Board of Directors and (e) the elimination of certain wage reinstatement provisions, incentive plans and "maintenance of benefits."

3.   Basis of Presentation:

       The Company's Restructuring was accounted for in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP No. 90-7"). The accounting under SOP No. 90-7 resulted in "fresh-start" reporting for the Company in which a new entity was created for financial reporting purposes. The Company applied the provisions of SOP No. 90-7 as the holders of the Old Common Stock received less than 50% of the New Common Stock and the reorganized value of the assets of the reorganized Company is less than the total of all post-petition liabilities and allowed claims.

       For financial reporting purposes, the Company accounted for the consummation of the Restructuring effective August 10, 1996, which is the Company's normal four week period ending date. The periods prior to the Effective Date have been designated "Predecessor Company" and the period subsequent to the Effective Date has been designated "Successor Company." As a result of the adoption of the "fresh-start" reporting, the Company's financial statements are not comparable to the Company's financial statements of prior periods.

       In accordance with SOP No. 90-7, the Company valued its assets and liabilities at their estimated fair value and eliminated its accumulated deficits on the Effective Date. The total reorganization value of the reorganized Company was determined by analyzing market cash flow multiples as applied to the Company's projected annual cash flows as well as comparing the reorganization value to a discounted projected cash flow calculation. Based on analyses prepared by the Company's financial advisor and the financial advisor to the ad hoc committee of noteholders, the total reorganization value was agreed to by the parties and confirmed by the


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                 (In thousands, except share and per share amounts)


3.   Basis of Presentation, continued:

       Bankruptcy Court. The total reorganization value as of the Effective Date was estimated to be $167.4 million, which was $45.4 million in excess of the Company's tangible and identifiable assets. The excess of the reorganization value over the value of the identifiable assets is reported as "Reorganization value in excess of amounts allocable to identifiable assets" and is being amortized on a straight-line basis over a three year period.

       The components of reorganization items and gain recognized on debt discharged resulting from the Restructuring are as follows (in thousands):

       (i)  Reorganization items:

              Fresh-start reporting
                Allowed claims in excess of recorded
                 liabilities                                   $  7,200
              Revaluation of property, plant and
                 equipment, net                                   4,004
              Other adjustments to estimated fair value           4,156
                    Total fresh-start                            15,360
              Employee buyout expense                             6,386
              Professional fees incurred with
                the Restructuring                                 4,250

                      Total reorganization items               $ 25,996


       (ii) Gain on debt discharged:

              Elimination of Old Notes and accrued interest    $101,697
              Elimination of other liabilities                   22,921
              Cash payment to holders of Old Notes               (1,500)
              Issuance of New Notes                             (60,000)

                      Gain on debt discharged                  $ 63,118



                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Contined

                 (In thousands, except share and per share amounts)



4.     Summary of Significant Accounting Policies:

       Fiscal year - The Company has adopted a fiscal year which ends on the Saturday nearest December 31. Fiscal 1996 includes the 32 weeks prior to the Effective Date which has been designated "Predecessor Company" and the 20 weeks subsequent to the Effective Date which has been designated "Successor Company."

       Basis of consolidation - The consolidated financial statements include the accounts of Homeland Holding Corporation and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

       Revenue recognition - The Company recognizes revenue at the "point of sale," which occurs when groceries and related merchandise are sold to its customers.

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

       Restricted Cash - As of December 30, 1995, the Company had $2,529 deposited in escrow accounts at United States Trust Company of New York. The deposited funds were distributed in their entirety to holders of the Old Notes and the Company in 1996 pursuant to the Plan.

       Inventories - Inventories are stated at the lower of cost or market, with cost being determined primarily using the gross margin method.


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Contined

                 (In thousands, except share and per share amounts)



4.     Summary of Significant Accounting Policies, continued:

       Property, plant and equipment - Property, plant and equipment are stated at cost. As discussed in Note 3, in conjunction with the emergence from Chapter 11 proceedings, the Company implemented "fresh-start" reporting and, accordingly, all property, plant and equipment was restated to reflect reorganization value, which approximates fair value in continued use. Depreciation and amortization, including amortization of leased assets under capital leases, are computed on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation and amortization of newly acquired assets, for financial reporting purposes are based on the following estimated lives:

                                                     Estimated lives
            Buildings                                     10 - 40
            Fixtures and equipment                         5 - 12.5
            Leasehold improvements                           15
            Software                                       3 - 5

       The costs of repairs and maintenance are expensed as incurred, and the costs of renewals and betterments are capitalized and depreciated at the appropriate rates. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and any resulting gain or loss is included in the results of operations for that period. In the fourth quarter of 1995, approximately $7.9 million of capitalized software costs, net of accumulated depreciation, were charged to operational restructuring costs as a result of management's decision to replace such software.

       Reorganization value in excess of amounts allocable to identifiable assets - The Company's reorganization value in excess of amounts allocable to identifiable assets, established in accordance with "fresh start" reporting (see Note 3), is being amortized on a straight-line basis over three years.


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Contined

                 (In thousands, except share and per share amounts)



4.     Summary of Significant Accounting Policies, continued:

       Other assets and deferred charges - Other assets and deferred charges consist primarily of patronage refund certificates issued by AWG as part of its year-end distribution of income from AWG's cooperative operations and beneficial interests in operating leases amortized on a straight-line basis over the remaining terms of the leases, including all available renewal option periods. The AWG patronage refund certificates bear annual interest of 6% and are redeemable for cash seven years from the date of issuance.

       Net loss per common share - Net loss per common share is computed based on the weighted average number of shares, including shares of redeemable common stock, outstanding during each period. Net loss is increased by the reduction in redemption value to determine the net loss available to common stockholders. Net loss per common share data is not meaningful for periods prior to the Effective Date due to the significant change in the Company's capital structure.

       Cash and cash equivalents - For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

       Capitalized interest - The Company capitalizes interest as a part of the cost of acquiring and constructing certain assets. No interest cost was capitalized in 1996 and 1995. Interest costs of $35 were capitalized in 1994.

       Advertising costs - Costs of advertising are expensed as incurred. Gross advertising costs for 1996, 1995 and 1994, were $8,453, $10,700 and $13,615, respectively.

       Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to the reserve for self-insurance programs, the deferred income tax valuation allowance, the accumulated benefit obligation relating to the employee retirement plan and the allowance for bad debts. Actual results could differ from those estimates.



                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                 (In thousands, except share and per share amounts)



4.     Summary of Significant Accounting Policies, continued:

       Income taxes - The Company provides for income taxes based on enacted tax laws and statutory tax rates at which items of income and expense are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes also are recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future Federal income taxes. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

       Self-insurance reserves - The Company is self-insured for property loss, general liability and automotive liability coverage and was self-insured for workers' compensation coverage until June 30, 1994, subject to specific retention levels. Estimated costs of these self-insurance programs are accrued at their present value based on projected settlements for claims using actuarially determined loss development factors based on the Company's prior history with similar claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results. Accordingly, the insurance reserve was increased by $5,700 in 1994. There were no increases in insurance reserves for 1995. As a result of the Company's filing of Chapter 11 petitions with the Bankruptcy Court on May 13, 1996, all outstanding claims under the self-insured programs, as of that date, will be settled under the terms of the Plan.

       Pre-opening Costs - Store pre-opening costs are charged to expense as incurred.

       Impact of new financial accounting pronouncements - In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" and Statement No. 129, "Disclosure of Information About Capital Structure." Statement No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. Statement No. 129 consolidates existing requirements to disclose certain information about an entity's capital structure. Both statements are effective for financial statements issued for periods ending after December 15, 1997. Based on the Company's present capital structure and common stock equivalents (stock options), the Company does not believe the implementation of these new standards will have an impact on its financial statements.



                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Contined

                 (In thousands, except share and per share amounts)



5.     Current and Long-Term Debt:

       Long-term debt at year-end consists of:

                                        Successor Company   Predecessor Company
                                          December 28,         December 30,
                                             1996                  1995

         Senior Subordinated Notes         $  60,000            $     -
         Term Loan                            10,000                  -
         Revolving Credit Loans                3,269                 5,467
         Note Payable                            349                  -
         Senior Notes Series A,
           settled pursuant to the Plan         -                    9,499
         Senior Notes Series D,
           settled pursuant to the Plan         -                   26,126
         Senior Notes Series C,
           settled pursuant to the Plan         -                   59,375

                                              73,618               100,467
         Less current portion                    894                  -
         Less long-term debt in default
         classified as current                  -                  100,467

         Long-term debt due after one year $  72,724            $     -

       Prior to the Effective Date, the Company had outstanding amounts of $9,499 Series A Senior Secured Floating Rate Notes due 1997, $26,126 Series D Senior Secured Floating Rate Notes due 1997, and $59,375 Series C Senior Secured Fixed Rate Notes due 1999 that were issued pursuant to an Indenture with United States Trust Company of New York, as amended and supplemented, dated as of March 1992. As of the Effective Date, the Old Notes were cancelled in exchange for $60,000 New Notes, $1,500 cash and approximately 60% of the New Common Stock (see Note 2).

       The New Notes bear an interest rate of 10%, which is payable semi-annually each February 1 and August 1, commencing February 1, 1997. The New Notes are unsecured and will mature on August 1, 2003. The Indenture relating to the New Notes has certain customary restrictions on consolidations and mergers, indebtedness, issuance of preferred stocks, asset sales and payment of dividends.



                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                 (In thousands, except share and per share amounts)



5.     Current and Long-Term Debt, continued:

       On May 13, 1996, the Company entered into an interim debtor-in -possession revolving credit agreement with its bank group (the "DIP Facility"). The DIP Facility provided the Company up to $27,000 in the form of a revolving credit facility for the Company's working capital and general corporate needs during the bankruptcy proceedings. The DIP Facility was secured by first liens on certain of the assets of the Company. Interest on borrowings under the DIP Facility was at a rate equal to the Prime Rate, as defined, plus two percent. The DIP Facility matured on the Effective Date.

       On the Effective Date, the Company entered into a new bank credit agreement with a group of lenders (the "Loan Agreement"). The Loan Agreement consists of a $27,500 revolving facility for working capital and letters of credit (the "Revolving Facility") and a $10,000 term loan (the "Term Loan"). The Revolving Facility permits the Company to borrow up to the lesser of $27,500 or the applicable borrowing base.

       The interest rate, payable quarterly, under the Loan Agreement is based on the Prime Rate, as defined, plus a percentage that varies based on a number of factors, including (a) whether it is the Revolving Facility or the Term Loan, (b) the time period, (c) whether the Company elects to use London Interbank Offered Rate and (d) the earnings of the Company before interest, taxes, depreciation and amortization expenses. At December 28, 1996, the interest rate on borrowings on the Revolving Facility was 9.00% and the Term Loan was 8.75%.

       The Revolving Facility provides for certain mandatory prepayments based on occurrence of certain defined and specified transactions. The Term Loan requires quarterly principal payments of $417 commencing on September 30, 1997. The Loan Agreement will mature on August 1, 1999.

       The obligations of the Company under the Loan Agreement are collateralized by liens on, and security interest in, substantially all of the assets of Homeland and are guaranteed by Holding. The Loan Agreement, among other things, requires a maintenance of EBITDA, consolidated fixed charge ratio, Debt-to-EBITDA ratio, current ratio, excess cash flow paydown, each as defined, and limits the Company's capital expenditures, incurrence of additional debt, consolidation and mergers, acquisitions and payments of dividends.

       In connection with the early redemption of a portion of the Old Notes on April 21, 1995, the Company incurred an extraordinary loss of $2,330. The loss was comprised of premium and consent fees paid and the write-off of unamortized financing costs.


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATMENTS, Contined

                 (In thousands, except share and per share amounts)



5.     Current and Long-Term Debt, continued:

       At December 28, 1996, the aggregate annual debt maturities were as follows:

               1997                             $      894
               1998                                  1,729
               1999                                 10,828
               2000                                     61
               2001                                     61
               Thereafter                           60,045
                                                $   73,618

6.     Fair Value of Financial Instruments:

       The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate
       valuation methodologies.   However, considerable judgment is
       necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amount and fair value of financial instruments as of December 28, 1996, and December 30, 1995, are as follows:

                                      Successor Company     Predecessor Company
                                         December 28,          December 30,
                                             1996                 1995
                                        Carrying   Fair      Carrying  Fair
                                         Amount    Value      Amount   Value
       Assets:
         Cash and Cash
         Equivalents                  $   1,492   $  1,492  $  6,357  $ 6,357
       Liabilities:
         Current and Long-Term
            Obligations in default
             classified as current    $       -   $   -     $100,467  $56,411
         Current and Long-Term Deb    $  73,618   $ 68,818      -        -

       Cash and cash equivalents - The carrying amount of this item is a reasonable estimate of its fair value due to its short-term nature.


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATMENTS, Continued

                 (In thousands, except share and per share amounts)



6.     Fair Value of Financial Instruments, continued:

       Current and long-term obligations in default classified as current; current and long-term debt - The fair value of publicly traded debt is valued based on quoted market values. Based on borrowing rates currently available to the Company for bank borrowings with similar terms and maturities, the Company believes the carrying amount of borrowings under the Loan Agreement approximates fair value.

7.     Income Taxes:

       The components of the income tax benefit (provision) for the 20 weeks ended December 28, 1996, 32 weeks ended August 10, 1996, and fiscal years 1995 and 1994 were as follows:

                                Successor Company      Predecessor Company
                                   20 Weeks      32 Weeks
                                    Ended         Ended
                                  12/28/96       08/10/96       1995      1994

       Federal:
        Current - AMT           $       -        $   -      $   -     $   1,551
        Deferred                        -            -          -        (3,997)
       Total income tax benefit
         (provision)            $       -        $   -      $   -     $  (2,466)


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                 (In thousands, except share and per share amounts)



7.     Income Taxes, continued:

       A reconciliation of the income tax benefit (provision) at the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                 Successor Company  Predecessor Company
                                   20 Weeks        32 Weeks
                                    Ended            Ended
                                   12/28/96        08/10/96     1995     1994

     Federal income tax at
      statutory rate              $  1,092        $(13,232)  $ 11,127 $  13,370
     Benefit of non-taxable
      foregiveness of debt             945          14,720       -         -
     Non-deductible
      reorganization expenses         -             (1,488)      -         -
     Amortization of intangibles    (2,037)           -          -         -
     AMT loss carryback               -               -          -        1,551
     Limitation of benefit
      of deferred tax assets          -               -       (10,074)  (16,075)
     Other - net                      -               -       ( 1,053)   (1,292)
      Total income tax benefit
       (provision)                $   -           $   -      $   -     $ (2,446)


       During the year ended December 30, 1995, the Company received an income tax refund amounting to $1,339, due to the recognition of a tax benefit from its year ended December 31, 1994 for a net alternative minimum tax operating loss that was carried back to prior tax years.


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                (In thousands, except share and per share amounts)



7.     Income Taxes, continued:

       The components of deferred tax assets and deferred tax liabilities are as follows:

                                          Successor Company  Predecessor Company
                                             December 28,       December 30,
                                                1996                1995
       Current assets (liabilities):
         Allowance for uncollectible
           receivables                       $     555           $   1,090
         Operational restructuring reserve        -                  1,282
         Prepaid pension                          (507)               (423)
         Other, net                                 12                 829

           Net current deferred tax assets          60               2,778

       Noncurrent assets (liabilities):
         Property, plant and equipment             170                 251
         Targeted job credit carryforward          815                 815
         Employee compensation and benefits        929                -
         Self-insurance reserves                   522               2,150
         Operational restructuring reserve        -                    969
         Net operating loss carryforwards       14,704              17,001
         AMT credit carryforwards                  630                 630
         Capital leases                            159               1,111
         Other, net                                742                 444
           Net noncurrent deferred tax
            assets                              18,671              23,371

         Total net deferred
          assets                                18,731              26,149
         Valuation allowance                   (18,731)            (26,149)

         Net deferred tax assets             $    -              $    -


       Due to the uncertainty of realizing the future tax benefits, the full valuation allowance was established to entirely offset the net deferred tax assets as of December 28, 1996. At December 28, 1996, the Company had the following operating loss and tax credit carryforwards available for tax purposes:


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                (In thousands, except share and per share amounts)


7.     Income Taxes, continued:

                                                         Expiration
                                          Amount           Dates

       Federal regular tax net
        operating loss carryforwards       $42,011          2002-2010
       Federal AMT credit carryforwards
        against regular tax                   $630          indefinite
       Federal tax credit carryforwards
        (Targeted Jobs Credit)                $815          2003-2009

       The net operating loss carryforwards are subject to utilization limitations due to ownership changes. The net operating loss carryforwards may be utilized to offset future taxable income as follows: $4,501 in 1997, $3,251 in each of years 1988 through 2008 and $1,749 in 2009. Loss carryforwards not utilized in any year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions.

       In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards will be recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than be realized as a benefit on the statement of operations.

8.     Incentive Compensation Plans:

       The Company has bonus arrangements for store management and other key management personnel. During 1996, 1995, and 1994, approximately $2,273, $934, and $1,939, respectively, were charged to costs and expenses for such bonuses.

       In December 1996, the Board of Directors of the Company, pursuant to the Plan, adopted the Homeland Holding Corporation 1996 Stock Option Plan (the "Stock Option Plan"). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for this plan. SFAS No. 123,
       "Accounting for Stock-Based Compensation" ("SFAS") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition
       of cost on plans similar to the Company's.   Adoption of SFAS 123 is
       optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1996 are presented below.


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                (In thousands, except share and per share amounts)


8.     Incentive Compensation Plans, continued

       The Stock Option Plan, to be administered by the Board of Directors (the "Board"), or a committee of the Board (the "Committee"), provides for the granting of options to purchase up to an aggregate of 263,158 shares of New Common Stock. Options granted under the Stock Option Plan must be "non-qualified options." The option price of each option is determined by the Board or the Committee and it must be not less than the fair market value at the date of grant. Unless the Board or the Committee otherwise determines, options must become exercisable ratably over a five-year period or immediately in the event of a "change of control" as defined in the Stock Option Plan. Each option must be evidenced by a written agreement and must expire and terminate on the earliest of: (a) ten years from the date the option is granted
       (b) termination for cause; or (c) three months after termination for other than cause.

       Options granted under the Stock Option Plan as of December 28,1996, are as follows:


                                                            Weighted Average
                                            Shares            Exercise Price
         Options granted                    197,500                $8.00
         Options exercised                     -                     -
         Options expired/terminated            -                     -
         Outstanding options, end of year   197,500                $8.00

         Options exercisable at year-end    197,500                $8.00


       As of December 28, 1996, the stock options outstanding under the Stock Option Plan have a weighted average remaining contractual life of 10 years. The weighted average fair value of options granted during 1996 was $4.02. No compensation was charged against income in 1996.

       The fair value of the options granted during 1996 was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used: (a) dividend yield of 0%; (b) expected volatility of 30%; (c) a risk-free interest rate of 6.4%; and (d) expected life of 8 years for the options granted.

       Had compensation cost of the Company's Stock Option Plan been determined using the fair value at the grant date of awards consistent with the method of SFAS 123, the Company's net loss and net loss per common share for the Successor Company would have been $(3,914) and $(.82), respectively.


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                 (In thousands, except share and per share amounts)


8.     Incentive Compensation Plans, continued:

       Pursuant to the terms of the Modified Union Agreements, the Company established an employee stock bonus plan for the benefit of the unionized employees (the "Stock Bonus Plan"). The Stock Bonus Plan consists of three separate elements: (a) the issuance of 58,025 shares of New Common Stock each year for three years; (b) up to 58,025 shares of the New Common Stock may be purchased by the plan participants on each of the first, second and third anniversaries of the Modified Union Agreements (the "Stock Purchase") and (c) the granting of 58,025 shares of New Common Stock for each of the first, second and third anniversaries of the Modified Union Agreements upon the Company's achievement of certain escalating EBITDA-based performance goals (see
       Note 2). The purchase price of the shares under the Stock Purchase element shall be equal to the appraised value or at fair value if the shares are readily tradable on a securities market. For each share of New Common Stock purchased by a participant under the Stock Purchase element, the Company will match 33 1/3% of such purchase in the form of stock. The Stock Bonus Plan does not fall under the provisions of SFAS 123.

9.     Retirement Plans:

       Effective January 1, 1988, the Company adopted a non-contributory, defined benefit retirement plan for all executive and administrative personnel. Benefits are based on length of service and career average pay with the Company. The Company's funding policy is to contribute an amount equal to or greater than the minimum funding requirement of the Employee Retirement Income Security Act of 1974, but not in excess of the maximum deductible limit. Plan assets were held in investment mutual funds during 1996 and 1995.

       Net pension cost consists of the following:


                                          1996         1995          1994

       Service cost                    $   503      $   517       $   709
       Interest cost                       574          465           366
       Loss (return) on assets            (918)      (1,140)           63
       Net amortization and deferral       345          690          (419)
       Curtailment charge                 -             (37)         -

         Net periodic pension cost     $   504      $   495       $   719


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                 (In thousands, except share and per share amounts)



9.     Retirement Plans, continued:


       The funded status of the plan and the amounts recognized in the Company's balance sheet at December 28, 1996, and December 30, 1995, consist of the following:



                                       Successor Company    Predecessor Company

                                              1996                    1995

       Actuarial present value of benefit
        obligations:
         Vested benefits                   $  (7,066)             $  (6,928)
         Non-vested benefits                    (152)                   (88)
            Accumulated benefit
             obligations                   $  (7,218)             $  (7,016)

       Projected benefit obligations       $  (7,694)             $  (7,693)
       Plan assets at fair value               8,436                  6,902
       Excess (deficiency) of plan assets
        versus projected benefit
        obligations                              742                   (791)
       Unrecognized prior service cost           (84)                   (95)
       Unrecognized net loss from past
        experience different from that
        assumed and changes in actuarial
        assumptions                              867                  2,096
       Adjustment to recognize minimum
        liability                               -                    (1,327)
       Net pension asset (liability)
        recognized in statement of
        financial position                 $   1,525              $    (117)


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                 (In thousands, except share and per share amounts)



9.     Retirement Plans, continued:

       Actuarial assumptions used to determine year-end plan status were as follows:

                                                       1996           1995

       Assumed rate for determination of net
        periodic pension cost                          7.25%          9.0%

       Assumed discount rate to determine
        the year-end plan disclosures                  7.75%          7.25%

       Assumed long-term rate of return
        on plan assets                                 9.0%           9.0%

       Assumed range of rates of future
        compensation increases
        (graded by age) for net
        periodic pension cost                      3.5% to 5.5%   5.0% to 7.0%

       Assumed range of rates of future
        compensation increases
        (graded by age) for year-end
        plan disclosures                           3.5% to 5.5%   3.5% to 5.5%

       The prior service cost is being amortized on a straight line basis over approximately 13 years.

       As a result of the sale of the Company's warehouse and distribution center and 29 stores to AWG, as well as the closure of 14 under-performing stores during 1995, a significant number of employees were terminated that participated in the Company's non-contributory defined benefit retirement plan. The effect of the curtailment resulting from the terminations of such employees was not material to the Statement of Operations for the year ended December 30, 1995.

       The Company also contributes to various union-sponsored, multi-employer defined benefit plans in accordance with the collective bargaining agreements. The Company could, under certain circumstances, be liable for the Company's unfunded vested benefits or other costs of these multi-employer plans. The allocation to participating employers of the actuarial present


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Contined

                 (In thousands, except share and per share amounts)


9.     Retirement Plans, continued:

       value of vested and nonvested accumulated benefits in multi-employer plans as well as net assets available for benefits is not available and, accordingly, is not presented. The costs of these plans for 1996, 1995, and 1994 were $1,412, $2,110, and $3,309, respectively.

       Effective January 1, 1988, the Company adopted a defined contribution plan covering substantially all non-union employees of the Company. Prior to 1994, the Company contributed a matching 50% for each one dollar the participants contribute in pre-tax matched contributions. Participants may contribute from 1% to 6% of their pre-tax compensation which was matched by the Company. Participants may make additional contributions of 1% to 6% of their pre-tax compensation, but such contributions were not matched by the Company. Effective January 2, 1994, the plan was amended to allow a discretionary matching contribution formula based on the Company's operating results. The Company did not make any contributions to this plan in 1996, 1995 or 1994.

10.    Leases:

       The Company leases 53 of its retail store locations under noncancellable agreements, which expire at various times between 1997 and 2013. These leases, which include both capital leases and operating leases, generally are subject to six five-year renewal options. Most leases also require the payment of taxes, insurance and maintenance costs and many of the leases covering retail store properties provide for additional contingent rentals based on sales in excess of certain stipulated amounts.

       Leased assets under capital leases consists of the following:


                                      Successor Company     Predecessor Company

                                        December 28,            December 31,
                                          1996                      1995

       Buildings                       $   2,738                 $ 16,670
       Equipment                           1,658                    7,014
       Beneficial interest
        in capital leases                  3,173                    5,378

                                           7,569                   29,062
       Accumulated amortization              546                   17,851

       Net leased assets               $   7,023                 $ 11,211


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                 (In thousands, except share and per share amounts)


10.    Leases, continued:

       Future minimum lease payments under capital leases and noncancellable operating leases as of December 28, 1996, are as follows:


                                                    Capital    Operating
       Fiscal Year                                   Leases      Leases

       1997                                         $  1,814    $  6,089
       1998                                            1,306       5,719
       1999                                            1,001       5,194
       2000                                              248       4,644
       2001                                              182       3,198
       Thereafter                                      1,652      18,013
       Total minimum obligations                       6,703    $ 42,857

       Less estimated interest                         1,855
       Present value of net minimum
        obligations                                    4,348
       Less current portion                            1,343
       Long-term obligations under
        capital leases                               $ 3,005


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                 (In thousands, except share and per share amounts)



10.    Leases, continued:

       Rent expenses for 1996, 1995 and 1994 are as follows:


                                               1996      1995       1994

       Minimum rents                     $    6,039    $10,264    $12,560
       Contingent  rents                        105        107        178

                                         $    6,144    $10,371    $12,738

11.    Related Party Transactions:

       Clayton, Dubilier & Rice, Inc. ("CDR"), a private investment firm of which four directors of the Predecessor Company are employees, received $125 in 1995 and $150 in 1994, for financial advisory and
       consulting services.   As of the Effective Date, CDR, through C&D Fund
       III and C&D Fund IV, received its ratable share of the 250,000 shares of New Common Stock, and the 263,518 warrants (see Note 2) for their 76.3% majority holding in the Old Common Stock of Holding.

       The Company made loans during 1995 to certain members of management and key employees for principal payments on their loans made in connection with their purchase of Old Common Stock. The interest on the loans was at the Company's prime lending rate plus 1%. Loans outstanding at December 30, 1995, totaled $82.

12.    Commitments and Contingencies:

       On April 21, 1995, the Company and AWG entered into a seven-year supply agreement (the "Supply Agreement"), whereby the Company became a retail member of the AWG cooperative and AWG became the Company's primary supplier (see Note 4 - Concentration of credit and business risk).
       The terms of the Supply Agreement allow the Company to purchase products at the lowest prices and best terms available to AWG members and also entitle the Company to participate in its store cost savings programs and receive member rebates and refunds on purchases.

       The Company has entered into employment contracts with certain key executives providing for the payment of minimum salary and bonus amounts in addition to certain other benefits in the event of termination of the executives or change of control of the Company.


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

                 (In thousands, except share and per share amounts)


12.    Commitments and Contingencies, continued:

       The Company is also a party to various lawsuits arising from the Restructuring and also in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations and cash flows.

       The Company has outstanding at December 28, 1996, $8,357 in letters of credit which are not reflected in the accompanying financial statements. The letters of credit are issued under the credit agreements and the Company paid associated fees of $259 and $335 in 1996 and 1995, respectively.

13.    Operational Restructuring:

       In December 1994, the Board of Directors approved a strategic plan for the Company. Pursuant to the plan, the Company sold 29 of its stores and its warehouse and distribution center to AWG on April 21, 1995, and closed sixteen under-performing stores in 1995 and 1996. The charges recognized in 1994 and 1995 were $23,205 and $12,639, respectively. The major components of the 1994 charges were expenses associated with the closed stores, severance and transaction costs associated with the AWG transaction and legal and consulting expenses. The 1995 charges consist principally of the write-off of capitalized software costs, write-off of the unamortized balance of the excess purchase price over fair value of net assets acquired, the expense associated with the termination of an EDP outsourcing agreement, and expenses associated with closed stores.

       At August 10, 1996, the carrying amount of reserve relating to the operational restructuring was $3,424. As a result of the Restructuring, certain obligations relating to the closed stores were discharged under the terms of the Plan. The reserve relating to the operational restructuring at December 28, 1996, amounts to $1,063 and it is included in other current and other non-current liabilities of the Consolidated Balance Sheet.


                               EXHIBIT INDEX


     Exhibit No.    Description

          2a Disclosure Statement for Joint Plan of Reorganization of Homeland Stores, Inc. and Homeland Holding Corporation dated as of May 13,1996, (Incorporated by reference to Exhibit 2a to Form 8-K dated May 31, 1996)

          2b First Amended Joint Plan of Reorganization, as modified, of Homeland Holding Corporation ("Holding") and Homeland Stores, Inc. ("Homeland"), dated July 19, 1996 (Incorporated by reference to Exhibit 2b to Form 10-Q for the quarterly period ended June 15,1996).

          3a Restated Certificate of Incorporation of Holding, dated August 2, 1996.

          3b By-laws of Holding, as amended and restated on November 14, 1989 and further amended on September 23, 1992. (Incorporated by reference to Exhibit 3b to Form 10-Q for quarterly period ended June 19, 1993)

          3c Restated Certificate of Incorporation of Homeland, dated August 2, 1996.

          3d By-laws of Homeland, as amended and restated on November 14, 1989, and further amended on September 23, 1992. (Incorporated by reference to Exhibit 3d to Form 10-Q for quarterly period ended June 19, 1993)

          4a Indenture, dated as of August 2, 1996, among Homeland, Fleet National Bank, as Trustee, and Holding, as Guarantor. (Incorporated by reference to Exhibit T3C to Form T-3 of Homeland, SEC File No. 22-22239)

          4b Warrant Agreement, dated as of August 2, 1996, between Holding and Liberty Bank and Trust Company of Oklahoma City, N.A., as Warrant Agent. (Incorporated by reference to Exhibit 4h to Amendment No. 1 to Form 10)

          4c Equity Registration Rights Agreement, dated as of August 2, 1996, by Holding for the benefit of holders of Old Common Stock. (Incorporated by reference to Exhibit 4i to Amendment No. 1 to Form 10)

          4d Noteholder Registration Rights Agreement, dated as of August 2, 1996, by Holding for the benefit of holders of Old Notes. (Incorporated by reference to Exhibit 4j to Amendment No. 1 to Form 10)

          10a 1 Homeland Profit Plus Plan, effective as of January 1, 1988. (Incorporated by reference to Exhibit 10q to Form S-1 Registration Statement, Registration
                    No. 33-22829)

          10a.1 1 Homeland Profit Plus Plan, effective as of January 1, 1989 (Incorporated by reference to Exhibit 10q.1 to Form 10-K for the fiscal year ended December 29, 1990)


                                       E-1



     Exhibit No.    Description

          10b Homeland Profit Plus Trust, dated March 8, 1988, between Homeland and the individuals named therein, as Trustees. (Incorporated by reference to Exhibit 10r to Form S-1 Registration Statement, Registration No. 33-22829)

          10c Homeland Profit Plus Trust, dated January 1, 1989, between Homeland and Bank of Oklahoma, N.A., as Trustee (Incorporated by reference to Exhibit 10r.1 to Form 10-K for the fiscal year ended December 29, 1990)

          10d.1 1 1994 Homeland Management Incentive Plan. (Incorporated by reference to Exhibit 10.s6 to Form 10-K for fiscal year ended December 31, 1994)

          10d.2 1 1995 Homeland Management Incentive Plan. (Incorporated by reference to Exhibit 10s.7 to Form 10-K for fiscal year ended December 30, 1995)

          10d.3*1   1996 Homeland Management Incentive Plan

          10e 1 Form of Homeland Employees' Retirement Plan, effective as of January 1, 1988. (Incorporated by reference to Exhibit 10t to Form S-1 Registration Statement, Registration No. 33-22829)

          10e.1 1 Amendment No. 1 to Homeland Employees' Retirement Plan effective January 1, 1989. (Incorporated herein by reference to Form 10-K for fiscal year ended
                    December 30, 1989)

          10e.2 1 Amendment No. 2 to Homeland Employees' Retirement Plan effective January 1, 1989. (Incorporated herein by reference to Form 10-K for fiscal year ended
                    December 30, 1989)

          10e.3 1 Third Amendment to Homeland Employees' Retirement Plan effective as of January 1, 1988. (Incorporated herein by reference to Exhibit 10t.3 to Form 10-K for fiscal year ended December 29, 1990)

          10e.4 1 Fourth Amendment to Homeland Employees' Retirement Plan effective as of January 1, 1989. (Incorporated herein by reference to Exhibit 10t.4 to Form 10-K for the fiscal year ended December 28, 1991)

          10e.5 1 Fifth Amendment to Homeland Employees' Retirement Plan effective as of January 1, 1989 (Incorporated herein by reference to Form 10-Q for the quarterly period ended September 9, 1995)

          10f 1 Executive Officers Medical/Life Insurance Benefit Plan effective as of December 9, 1993. (Incorporated by reference to Exhibit 10kk to Form 10-K for the fiscal year ended January 1, 1994)

          10g 1 Employment Agreement, dated as of August 11, 1994, between Homeland and Steve Mason. (Incorporated by reference to Exhibit 10nn to Form 10-Q for the quarterly period ended September 10, 1994)

          10h 1 Employment Agreement, dated as of August 11, 1994, between Homeland and Al Fideline. (Incorporated by reference to Exhibit 10oo to Form 10-Q for the quarterly period ended September 10, 1994)


                                       E-2



     Exhibit No.    Description

          10i.1 Asset Purchase Agreement, dated as of February 6, 1995, between Homeland and Associated Wholesale Grocers, Inc. (Incorporated by reference to Exhibit 10pp.1 to Form 10-K for fiscal year ended December 30, 1995)

          10j 1 Employment Agreement, dated as of November 22, 1994, between Homeland and James A. Demme. (Incorporated by reference to Exhibit 10rr to Form 10-K for fiscal year ended December 30, 1995)

          10j.11 Amendment to Employment Agreement between Homeland and James A. Demme, dated as of April 29, 1996. (Incorporated by reference to Exhibit 10rr.1 to Form 10-K for fiscal year ended December 30, 1995)

          10k Amended and Restated Revolving Credit Agreement, dated as of April 21, 1995, among Homeland, Holding, National Bank of Canada, as Agent and lender, Heller Financial, Inc. and any other lenders thereafter parties thereto. (Incorporated by reference to Exhibit 10uu to Form 8-K dated March 14, 1996)

          10k.1 Waiver Agreement, dated as of December 29, 1995, among Homeland, Holding, National Bank of Canada and Heller Financial, Inc. (Incorporated by reference to Exhibit 10uu.1 to Form 8-K dated March 14, 1996)

          10k.2 Second Waiver Agreement, dated as of March 1, 1996, among Homeland, Holding, National Bank of Canada and Heller Financial, Inc. (Incorporated by reference to Exhibit 10uu.2 to Form 8-K dated March 14, 1996)

          10k.3 Ratification and Amendment Agreement to the $27,000,000 Amended and Restated Revolving Credit Agreement, dated as of May 10, 1996, among Homeland, Holding, National
                    Bank of Canada, as Agent and lender, Heller Financial, Inc. and any other lenders thereafter parties thereto. (Incorporated by reference to Exhibit 10uu.3 to Form 10-Q for quarterly period ended March 23, 1996)

          10l 1 Employment Agreement dated as of July 10, 1995 and as amended September 26, 1995, between Homeland and Larry
                    W. Kordisch. (Incorporated by reference to Exhibit 10pp to Form 10-K dated September 9, 1995)

          10l.11 Amendment to Employment Agreement between Homeland and Larry W. Kordisch, dated as of April 29, 1996. (Incorporated by reference to Exhibit 10vv.1 to Form 10-K for fiscal year ended December 30, 1995)

          10m 1 Employment Agreement dated as of April 29, 1996, between Homeland and Terry M. Marczewski. (Incorporated by reference to Exhibit 10ww.1 to Form 10-K for fiscal year ended December 30, 1995)

          10n 1 Employment Agreement, dated as of April 29, 1996, between Homeland and Steve M. Mason. (Incorporated by reference to Exhibit 10yy to Form 10-K for fiscal year ended December 30, 1995)


                                       E-3


     Exhibit No.    Description

          10o 1 Employment Agreement, dated as of April 29, 1996, between Homeland and Alfred Fideline. (Incorporated by reference to Exhibit 10zz to Form 10-K for fiscal year ended December 30, 1995)

          10p Indenture, dated as of August 2, 1996, among Homeland, Fleet National Bank, as Trustee, and Holding, as Guarantor. (Incorporated by reference to Exhibit 10aaa to Form 8-K dated September 30, 1996)

          10q Loan Agreement, dated as of August 2, 1996, among IBJ Schroder Bank & Trust Company, Heller Financial, Inc., National Bank of Canada, Homeland and Holding.

          10r Subsidiaries. (Incorporated by reference to Exhibit 22 to Form S-1 Registration Statement, Registration
                    No. 33-22829)

          10s*1 Employee Stock Bonus Plan for union employees effective as of August 2, 1996

          10t.*1    Management Stock Option Plan effective as of December
                    11, 1996

          23*       Consent of Coopers & Lybrand, L.L.P.

          27*       Financial Data Schedule.

          99a Press Release issue by Homeland Stores, Inc. on March 1, 1996. (Incorporated by reference to Exhibit 99e to Form 8-K dated March 14, 1996)

          99b Press Release issued by Homeland Stores, Inc. on March 27, 1996. (Incorporated by reference to Exhibit 99f to Form 10-K for fiscal year ended December 30, 1995)

          99c Press Release issued by Homeland Stores, Inc. on July 19, 1996. (Incorporated by reference to Exhibit 99h to Form 10-Q for quarterly period ended June 15, 1996)

          99d*      Press Release issued by Homeland Stores, Inc. on
                    February 7, 1997


                                       E-4