Form 10-Q
period 1997-03-22
HOMELAND HOLDING CORP
filed 1997-05-06
CIK 835582

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

  (Mark One)
          Quarterly Report Under Section 13 or 15 (d) of the Securities
    X     Exchange Act of 1934
          For the quarterly period ended:  March 22, 1997

                             OR

          Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the transition period from ________ to _________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No ___

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by
a court.  Yes    X    No  ___

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 2, 1997:

                     Homeland Holding Corporation
                   Common Stock:  4,758,025 shares



                       HOMELAND HOLDING CORPORATION


                               FORM 10-Q
                FOR THE TWELVE WEEKS ENDED MARCH 22, 1997


                                INDEX


                                                                        Page
PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements..........................................   1

          Consolidated Balance Sheets
           March 22, 1997, and December 28, 1996.......................   1
          Consolidated Statements of Operations
           Twelve Weeks ended March 22, 1997 (Successor
           Company), and March 23, 1996 (Predecessor
           Company)....................................................   3
          Consolidated Statements of Stockholders' Equity (Deficit)
           Twelve Weeks ended March 22, 1997 (Successor
           Company), and March 23, 1996 (Predecessor
           Company)....................................................   4
          Consolidated Statements of Cash Flows
           Twelve Weeks ended March 22, 1997 (Successor
           Company), and March 23, 1996 (Predecessor
           Company)....................................................   5
          Notes to Consolidated Financial Statements...................   6

ITEM 2.  Management's Discussion and Analysis of Financial Conditions
          and Results of Operations....................................   7


PART II  OTHER INFORMATION

ITEM 5.  Other Information.............................................   11

ITEM 6.  Exhibits and Reports on Form 8-K..............................   11




                                       i


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share amounts)

                                         ASSETS


                                              March           December
                                               22,               28,
                                              1997              1996
                                          (unaudited)
Current assets:
 Cash and cash equivalents                 $   5,382         $   1,492
 Receivables, net of allowance
  for uncollectible                            5,721             8,522
  accounts of $1,471 and $1,587
 Inventories                                  44,532            45,009
 Prepaid expenses and other
  current assets                               2,550             2,760

      Total current assets                    58,185            57,783

Property, plant and equipment:
 Land and land improvements                    8,731             8,731
 Buildings                                    18,183            18,124
 Fixtures and equipment                       15,980            15,078
 Leasehold improvements                       11,456            11,374
 Software                                      2,931             2,930
 Leased assets under capital leases            7,485             7,569
 Construction in progress                      2,923             2,675

                                              67,689            66,481
Less, accumulated depreciation
 and amortization                              4,716             3,012

Net property, plant and equipment             62,973            63,469


Reorganization value in excess
 of amounts allocable to identifiable
 assets, less accumulated amortization
 of $9,279 at March 22, 1997, and $5,819
 at December 28, 1996                         35,017            39,570

Other assets and deferred charges              7,715             7,664

     Total assets                          $ 163,890         $ 168,486

                                                             Continued
               The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

            (In thousands, except share and per share amounts)


                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                              March          December
                                               22,              28,
                                              1997             1996
                                          (unaudited)
Current liabilities:
 Accounts payable - trade                 $  16,857          $  17,416
 Salaries and wages                           2,667              3,499
 Taxes                                        3,051              2,903
 Accrued interest payable                     1,176              2,689
 Other current liabilities                    7,208              8,470
  Current portion of long-term                  894                894
   debt
 Current portion of obligations under
  capital leases                              1,343              1,343

       Total current liabilities             33,196             37,214

Long-term obligations:
 Long-term debt                              74,664             72,724
 Obligations under capital leases             2,659              3,005
 Other noncurrent liabilities                 2,688              2,602

       Total long-term obligations           80,011             78,331

Stockholders' equity:
 Common Stock
   Class A, $0.01 par value, authorized
   - 7,500,000 shares, issued 4,758,025
   shares at March 22, 1997, and December
   28, 1996                                      48                 48
 Additional paid-in capital                  56,013             56,013
 Accumulated deficit                         (5,378)            (3,120)

       Total stockholders' equity            50,683             52,941

       Total liabilities and stockholders'
       equity                               163,890            168,486






                The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF OPERATIONS

              (In thousands, except share and per share amounts)
                                  (Unaudited)


                                              Successor       Predecessor
                                               Company          Company

                                                  12              12
                                                 weeks           weeks
                                                 ended           ended
                                                March 22,       March 23,
                                                  1997            1996

Sales, net                                      $ 120,050      $ 124,350

Cost of sales                                      90,878         94,207

 Gross profit                                      29,172         30,143

Selling and administrative expenses                25,187         27,980

Financial restructuring costs                        -             1,350

Amortization of excess reorganization value         3,460           -


 Operating profit                                     525            813

Interest expense                                    1,982          3,156

Loss before income taxes                           (1,457)        (2,343)

Income tax expense                                    801           -


Net loss                                         $ (2,258)      $ (2,343)

Net loss per common share                        $  (0.47)      $  (0.07)

Weighted average shares outstanding             4,758,025     32,599,707









                     The accompanying notes are an integral part of these consolidated financial statements.

                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               (In thousands, except share and per share amounts)
                                       (Unaudited)


part 1 of 2

                                      Common Stock                 Additional
                                 Successor   Predecessor             Paid-In    Accumulated
                                  Shares       Shares      Amount    Capital      Deficit

Balance, December 30, 1995           -       33,748,482     $337     $55,886    $ (80,188)

Net Loss                             -            -          -          -          (2,343)

Balance, March 23, 1996              -       33,748,482     $337     $55,886    $ (82,531)

Balance, December 28, 1996       4,758,025        -         $ 48     $56,013    $  (3,120)

Net Loss                             -            -          -          -          (2,258)

Balance, March 22, 1997          4,758,025        -         $ 48     $56,013    $  (5,378)





part 2 of 2

                                    Minimum
                                    Pension                                  Total
                                   Liability       Treasury Stock         Stockholders'
                                  Adjustment      Shares     Amount     Equity (Deficit)

Balance, December 30, 1995        $  (1,327)     2,869,493   $ (2,814)    $ (28,106)

Net Loss                               -             -           -           (2,343)

Balance, March 23, 1996           $  (1,327)     2,869,493   $ (2,814)    $ (30,449)

Balance, December 28, 1996             -             -           -        $  52,941

Net Loss                               -             -           -           (2,258)

Balance, March 22, 4997                -             -           -        $  50,683






                     The accompanying notes are an integral part of these consolidated financial statements.

                      HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                 (In thousands, except share and per share amounts)
                                    (Unaudited)

                                                   Successor      Predecessor
                                                    Company         Company

                                                   12 weeks        12 weeks
                                                    ended           ended
                                                   March 22,       March 23,
                                                     1997            1996

Cash flows from operating activities:
 Net loss                                         $  (2,258)      $  (2,343)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                      1,717           1,658
   Amortization of excess reorganization value        3,460            -
   Amortization of financing costs                       14             186
   Loss (gain) on disposal of assets                      7             (78)
   Amortization of beneficial interest in
    operating leases                                     28              30
   Adjustment to excess reorganization value            292            -
   Deferred income taxes                                801            -
   Change in assets and liabilities:
     Decrease in receivables                          2,801           1,422
     Decrease in inventories                            477           2,353
     Decrease in prepaid expenses and
      other current assets                              210             287
     Increase in other assets and deferred charges     (101)           (117)
     Decrease in accounts payable - trade              (559)           (213)
     Decrease in salaries and wages                    (832)           (362)
     Increase (decrease) in taxes                       148          (1,318)
     Increase (decrease) in accrued interest payable (1,513)          2,307
     Decrease in other current liabilities           (1,262)         (1,875)
     Decrease in noncurrent restructuring reserve      -                (12)
     Increase (decrease) in other noncurrent
      liabilities                                       108            (825)

       Net cash provided by operating activities      3,538           1,100

Cash flow used in investing activities:
 Capital expenditures                                (1,254)           (307)
 Cash received from sale of assets                       12              60

       Net cash used in investing activities         (1,242)           (247)

Cash flows used by financing activities:
 Borrowings under revolving credit loans             29,595          25,067
 Payments under revolving credit loans              (27,640)        (27,373)
 Principal payments under note payable                  (15)           -
 Principal payments under capital lease obligations    (346)           (621)

       Net cash provided  by (used in) financing
        activities                                    1,594          (2,927)

Net increase (decrease) in cash and cash
 equivalents                                          3,890          (2,074)

Cash and cash equivalents at beginning of period      1,492          (6,357)

Cash and cash equivalents at end of period          $ 5,382         $ 4,283

Supplemental information:
 Cash paid during the period for interest           $ 3,490         $   604

                    The accompanying notes are an integral part
                     of these consolidated financial statements.
                                       5




                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)


1.   Basis of Preparation of Consolidated Financial Statements:

                The accompanying unaudited interim consolidated financial statements of Homeland Holding Corporation ("Holding") and its Subsidiary, Homeland Stores, Inc. ("Stores" and, together with Holding, the "Company"), reflect all adjustments, which consist only of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated financial statements as of and for the periods subsequent to August 10, 1996, were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code" ("SOP No. 90-7"). The accounting under SOP
     No. 90-7 resulted in "fresh-start" reporting for the Company in which a new entity was created for financial reporting purposes. The periods prior to August 10, 1996, have been designated "Predecessor Company" and the periods subsequent to August 10, 1996, have been designated "Successor Company."

                These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period ended December 28, 1996, and the notes thereto.

2.   Accounting Policies:

                The significant accounting policies of the Company are summarized in the consolidated financial statements of the Company for the 52 weeks ended December 28, 1996, and the notes thereto.

Item 2. Management"s Discussion and Analysis of Financial Conditions and Results of Operations

         General

                   The Company's plan of reorganization became effective on August 2, 1996. For financial reporting purposes, the Company accounted for the consummation of the reorganization effective as of August 10, 1996.

                   As a result of the adoption of "fresh-start" reporting and the consummation of the reorganization, the periods prior to and subsequent to August 10, 1996, for financial reporting purposes are not necessarily comparable.

                   The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales for the periods indicated:

                                                    12 weeks ended
                                                  March         March
                                                    22,           23,
                                                   1997          1996
               Net sales                          100.0%        100.0%
               Cost of sales                       75.7          75.8
                Gross profit                       24.3          24.2
               Selling and administrative          21.0          22.5
               Financial restructuring cost         -             1.1
               Amortization of excess
                reorganization value                2.9           -
               Operating profit                     0.4           0.6
               Interest expense                     1.6           2.5
               Loss before income taxes            (1.2)         (1.9)
               Income tax provision                 0.7           -

                 Net loss                          (1.9)         (1.9)

             Results of Operations

                   Net sales for the first quarter ended March 22, 1997, were $120.1 million, a 3.5% decline over the corresponding period of 1996. The decrease in net sales was due primarily to the sale of the Ponca City, Oklahoma store in April 1996, and the closing of two stores during the reorganization which was partly offset by a new store that was opened in December 1996. Comparable store sales decreased by 1.1% versus the corresponding period of 1996. The decrease in comparable store sales was primarily due to increased competitive promotional activities. In addition, more stringent eligibility requirements for food stamps have had a negative impact on the Company's sales to food stamp recipients.

                   Gross profit as a percentage of net sales increased to 24.3% in the first quarter of 1997 compared with 24.2% in the first quarter of 1996. The slight improvement was primarily due to reduced redemption of manufacturer coupons which the Company doubles as part of its marketing activities.

                   Selling and administrative expenses decreased by 1.5%, as a percentage of net sales, to 21.0% in the first quarter of 1997 from 22.5% in the first quarter of 1996. The decline is due to lower labor costs associated with the new union agreements and lower occupancy costs resulting from renegotiated leases, all commencing as of August 1996. The Company's continued focus on cost controls and reduction of certain corporate support functions primarily in its computer operations also contributed to overall reduction in selling and administrative expenses.

                   In the first quarter of 1996, the Company incurred $1.4 million of financial restructuring expenses, primarily professional fees. These costs were related to the reorganization consummated in August 1996, and are not recurring.

                   The Company amortized $3.5 million of excess reorganization value, which was recorded as part of "fresh-start" accounting, in the first quarter of 1997. The amortization of the excess reorganization value will have the effect of increasing the Company's expenses and reducing its net income for the next ten quarters.

                 Interest expense for the first quarter of 1997 decreased to $2.0 million from $3.2 million in the first quarter of 1996, due primarily to the reduction in debt levels upon consummation of the reorganization in August 1996.

                 The Company recorded an income tax provision of $0.8 million for the first quarter of 1997. The effective tax rate differs from the statutory rate due to amortization of excess reorganization value, which is not deductible for income tax purposes. The effective tax rate was calculated on the projected taxable income for the full fiscal year and the anticipated changes in the deferred tax assets and deferred tax liabilities. The net operating loss carryforwards available for utilization in 1997 are limited to approximately $4.5 million, the benefit of which is being recorded as a reduction of excess reorganization value rather than a reduction of income tax expense.

                 EBITDA (as defined hereinafter) before financial restructuring expense amounted to $5.7 million or 4.8% of net sales in the first quarter of 1997 as compared to $3.9 million or 3.1% of net sales for the first quarter of 1996. The improvement in EBITDA is due primarily to the reduced selling and administrative expenses and was somewhat offset by the reduced gross margin contribution that was a result of reduced sales.

       Liquidity and Capital Resources

                 The primary sources of liquidity and capital for the Company's operations have been borrowings under the revolving credit facility and internally-generated funds.

                 The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) before financial restructuring costs, as presented below, is the Company's measurement of internally-generated cash for working capital needs, capital expenditures and payment of debt obligations:

                                                         12 weeks ended
                                                      March          March
                                                       22,             23,
                                                       1997            1996
            Loss before income taxes                   (1,457)       (2,343)

            Interest expense                            1,982         3,156

            Amortization of reorganization value        3,460           -

            Financial restructuring costs                 -           1,350

            Depreciation and amortization               1,745         1,688

                    EBITDA                              5,730         3,851

                 As a percentage of sales                4.77%         3.10%

                 As a multiple of interest expense       2.89x         1.22x

                 The cash flow from operations provided $3.5 million for the 12 weeks ended March 22, 1997, and $1.1 million for the 12 weeks ended March 23, 1996. The improvement in cash flow from operations for the 12 weeks ended March 22, 1997, was primarily due to a decrease in the selling and administrative expense and the decrease in receivables resulting from the annual rebate payments received from Associated Wholesale Grocers, Inc., the primary supplier to the Company. These items were partially offset by the semi-annual interest payment on the $60.0 million unsecured notes issued in the reorganization.

                 The investing activities of the Company used net cash of $1.2 million and $0.2 million for the 12 weeks ended March 22, 1997, and March 23, 1996, respectively. The funds for the first quarter 1997 investing activities were provided by the revolving credit facility and internally-generated cash.

                 Financing activities of the Company provided net cash of $1.6 million for the 12 weeks ended March 22, 1997, and used net cash of $2.9 million for the 12 weeks ended March 23, 1996.

                 As of April 21, 1997, the Company had $1.4 million of borrowings and $5.7 million of letters of credit outstanding under its $27.5 million revolving credit facility. Management believes that the revolving credit facility and cash flow from operations will be adequate for the Company's short-term requirements.

                 As of March 22, 1997, the Company has 23 ongoing major and minor remodeling projects on its stores. The Company intends to improve certain store facilities through its capital expenditure program to maintain its market competitiveness. Cash capital expenditures for 1997 are expected to be at $11.6 million.
       The credit agreement limits the Company to $12.0 million and $13.0 million of cash capital expenditures for 1997 and 1998, respectively. The Company is also limited to $7.0 million of new capital leases each year. The Company currently projects that it will have two new stores by the end of 1998.

     PART II - OTHER INFORMATION

     Item 5.   Other Information

                    On March 31, 1997, Holding's common stock ("Common Stock") was approved by NASDAQ National Market System for listing. Accordingly, the Common Stock was listed in NASDAQ National Market System effective as of April 14, 1997, under the symbol "HMLD."

     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibit:  The following exhibit is filed as part of this report:

               Exhibit No.    Description

                     27       Financial Data Schedule.

                     99 Press release of April 8, 1997, issued by the Company announcing its NASDAQ
                              National Market System listing.



               (b) Report on Form 8-K: The Company did not file any Form 8-K during the quarter ended March 22, 1997.

                                     SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HOMELAND HOLDING CORPORATION


     Date:  May 6, 1997     By: /s/ James A. Demme_____________________
                                James A. Demme, Chairman,
                                President, Chief Executive
                                Officer and Director
                                (Principal Executive Officer)


     Date:  May 6, 1997     By: /s/ Larry W. Kordisch__________________
                                Larry W. Kordisch, Executive
                                Vice President/
                                Finance, Chief Financial
                                Officer and Secretary
                                (Principal Financial Officer)