Form 10-K/A
period 1996-12-28
HOMELAND HOLDING CORP
filed 1997-05-28
CIK 835582

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.

                             FORM 10-K/A

                           AMENDMENT NO. 1

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

Securities registered pursuant to Section 12(g) of the Act:Common Stock, par value $ .01 per share.

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





EXPLANATORY NOTE:

This Amendment No. 1 to the Form 10-K is being filed to provide the Exhibits that were inadvertently removed in the EDGAR filing of the Registrant's Form 10-K that was previously filed on March 28, 1997.






                               SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     HOMELAND HOLDING CORPORATION
Date:   May 27, 1997                 By:  /s/   James A. Demme
                                         James A. Demme, Chairman


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                   Title                        Date
/s/  James A. Demme        Chairman of the Board             May 27, 1997
James A. Demme              President, Chief Executive
                            Officer and Director
                            (Principal Executive Officer)


/s/  Larry W. Kordisch      Executive Vice President/         May 27, 1997
Larry W. Kordisch           Finance, C.F.O. and Secretary
                            (Principal Financial Officer)


/s/  Terry M. Marczewski    Vice President, Controller        May 27, 1997
Terry M. Marczewski         (Principal Accounting Officer)














Signature                           Title                        Date

/s/ Robert E. (Gene) Burris       Director                  May 27, 1997
Robert E. (Gene) Burris


/s/ Edward B. Krekeler, Jr.       Director                  May 27, 1997
Edward B. Krekeler, Jr.


/s/  Laurie M. Shahon             Director                  May 27, 1997
Laurie M. Shahon


/s/  John A. Shields              Director                  May 27, 1997
John A. Shields


_________________________         Director                  May __, 1997
William B. Snow


/s/  David N. Weinstein           Director                  May 27, 1997
David N. Weinstein