Form 10-Q
period 1997-06-14
HOMELAND HOLDING CORP
filed 1997-07-28
CIK 835582

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
             Quarterly Report Under Section 13 or 15 (d) of the Securities
    X        Exchange Act of 1934
             For the quarterly period ended June 14, 1997

                                    OR

             Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
             For the transition period from _________to _________

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

       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 18, 1997:

          Homeland Holding Corporation Common Stock:  4,758,025 shares




                       HOMELAND HOLDING CORPORATION

                               FORM 10-Q
              FOR THE TWENTY-FOUR WEEKS ENDED JUNE 14, 1997

                                INDEX



                                                                    Page
PART 1 FINANCIAL INFORMATION

ITEM 1.   Financial Statements.....................................  1

          Consolidated Balance Sheets as of
             June 14, 1997, and December 28, 1996..................  1
          Consolidated Statements of Operations
             Twelve Weeks ended June 14, 1997 (Successor
             Company), and June 15, 1996 (Predecessor
             Company)..............................................  3
          Consolidated Statements of Operations
             Twenty-four Weeks ended June 14, 1997 (Successor Company), and June 15, 1996 (Predecessor
             Company)..............................................  4
          Consolidated Statements of Stockholders Equity (Deficit)
             Twenty-four Weeks ended June 14, 1997 (Successor Company), and June 15, 1996 (Predecessor
             Company)..............................................  5
          Consolidated Statements of Cash Flows
             Twenty-four Weeks ended June 14, 1997 (Successor Company), and June 15, 1996 (Predecessor
             Company)..............................................  6
          Notes to Consolidated Financial Statements...............  7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations................................  8

PART II   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.........................  13






                                      i


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS

              (In thousands, except share and per share amounts)


                             ASSETS

                                                June 14,         December 28,
                                                  1997              1996
                                              (Unaudited)
Current assets:
 Cash and cash equivalents                   $   6,134          $   1,492
 Receivables, net of allowance for
  uncollectible accounts of $1,480
  and $1,587                                     6,630              8,522
 Inventories                                    43,160             45,009
 Prepaid expenses and other current assets       2,226              2,760

      Total current assets                      58,150             57,783

Property, plant and equipment:
 Land and land improvements                      8,731              8,731
 Buildings                                      18,183             18,124
 Fixtures and equipment                         18,257             15,078
 Leasehold improvements                         11,456             11,374
 Software                                        2,931              2,930
 Leased assets under capital leases              7,485              7,569
 Construction in progress                        2,923              2,675

                                                69,966             66,481
Less, accumulated depreciation
 and amortization                                6,480              3,012

Net property, plant and equipment               63,486             63,469

Reorganization value in excess of amounts
 allocable to identifiable assets, less
 accumulated amortization of $12,643 at
 June 14, 1997, and $5,819 at
 December 28, 1996                              30,733             39,570

Other assets and deferred charges                7,665              7,664

   Total assets                              $ 160,034          $ 168,486

                                                      Continued


                The accompanying notes are an integral part
                 of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS, Continued

            (In thousands, except share and per share amounts)


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                June 14,        December 28,
                                                 1997              1996
                                              (unaudited)

Current liabilities:
 Accounts payable - trade                    $  15,745          $  17,416
 Salaries and wages                              2,747              3,499
 Taxes                                           3,707              2,903
 Accrued interest payable                        2,478              2,689
 Other current liabilities                       7,118              8,470
 Current portion of long-term debt               1,310                894
 Current portion of obligations under
  capital leases                                 1,343              1,343

  Total current liabilities                     34,448             37,214

Long-term obligations:
 Long-term debt                                 72,445             72,724
 Obligations under capital leases                2,322              3,005
 Other noncurrent liabilities                    2,671              2,602

  Total long-term obligations                   77,438             78,331


Stockholders' equity:
 Common Stock,
  $0.01 par value, authorized - 7,500,000
  shares, issued 4,758,025 shares at June
  14, 1997, and December 28, 1996                   48                 48
 Additional paid-in capital                     56,013             56,013
 Accumulated deficit                            (7,913)            (3,120)

  Total stockholders' equity                    48,148             52,941

  Total liabilities and stockholders'
   equity                                    $ 160,034          $ 168,486




                The accompanying notes are an integral part
                 of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

             (In thousands, except share and per share amounts)
                                   (Unaudited)


                                             Successor       Predecessor
                                              Company          Company

                                              12 weeks        12 weeks
                                               ended           ended
                                              June 15,        June 14,
                                               1997             1996

Sales, net                                 $  116,264        $  121,981

Cost of sales                                  87,603            91,703

 Gross profit                                  28,661            30,278

Selling and administrative expenses            25,079            27,442

Financial restructuring costs                    -                1,800

Amortization of excess reorganization value     3,364              -

 Operating profit                                 218             1,036

Interest expense                                1,833             2,051

Loss before income taxes                       (1,615)           (1,015)

Income tax expense                                920              -

Net loss                                   $   (2,535)       $   (1,015)

Net loss per common share                  $    (0.53)       $    (0.03)

Weighted average shares outstanding          4,758,025         32,599,707




                The accompanying notes are an integral part
                 of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

             (In thousands, except share and per share amounts)
                                 (Unaudited)


                                             Successor         Predecessor
                                              Company            Company

                                             24 weeks           24 weeks
                                              ended              ended
                                             June 15,           June 14,
                                              1997               1996

Sales, net                                 $  236,314        $  246,331

Cost of sales                                 178,481           185,910

 Gross profit                                  57,833            60,421

Selling and administrative expenses            50,266            55,422

Financial restructuring costs                    -                3,150

Amortization of excess reorganization value     6,824              -

 Operating profit                                 743             1,849

Interest expense                                3,815             5,207

Loss before income taxes                       (3,072)           (3,358)

Income tax expense                              1,721              -

Net loss                                  $    (4,793)       $   (3,358)

Net loss per common share                 $     (1.01)       $    (0.10)

Weighted average shares outstanding           4,758,025        32,599,707



                The accompanying notes are an integral part
                 of these consolidated financial statements.

                   HOMELAND HOLDING CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                               Minimum
                                        Common Stock                Additional                 Pension
                                  Successor  Predecessor             Paid-In   Accumulated    Liability
                                    Shares     Shares     Amount     Capital     Deficit     Adjustment

Balance, December 30, 1995           -       33,748,482   $  337    $ 55,886   $ (80,188)    $  (1,327)

Net Loss                             -            -         -           -         (3,358)         -

Balance, June 15, 1996               -       33,748,482   $  337    $ 55,886   $ (83,546)    $  (1,327)


Balance, December 28, 1996       4,758,025        -       $   48    $ 56,013   $  (3,120)         -

Net Loss                             -            -         -           -         (4,793)         -

Balance, June 14, 1997           4,758,025        -       $   48    $ 56,013   $  (7,913)         -


Continued


                                                                Total
                                      Treasury Stock         Stockholders'
                                    Shares      Amount       Equity/Deficit


Balance, December 30, 1995         2,869,493  $  (2,814)     $  (28,106)

Net Loss                               -           -             (3,358)

Balance, June 15, 1996             2,869,493  $  (2,814)     $  (31,464)


Balance, December 28, 1996             -           -         $   52,941

Net Loss                               -           -             (4,793)

Balance, June 14, 1997                 -           -         $   48,148



                     The accompanying notes are an integral part
                      of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              (In thousands, except share and per share amounts)
                                    (Unaudited)

                                                    Successor     Predecessor
                                                     Company        Company
                                                     24 weeks       24 weeks
                                                      ended          ended
                                                    June 14,       June 15,
                                                      1997           1996

Cash flows from operating activities:
 Net loss                                            $ (4,793      $  (3,358)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                        3,510          3,282
   Amortization of excess reorganization value          6,824           -
   Amortization of financing costs                         29            315
   Gain on disposal of assets                              (1)           (41)
   Amortization of beneficial interest in
    operating leases                                       56             59
   Adjustment to excess reorganization value              292           -
   Deferred income taxes                                1,721           -
   Change in assets and liabilities:
     Decrease in receivables                            1,892            549
     Decrease in inventories                            1,849          3,354
     Decrease (increase) in prepaid expenses
      and other current assets                            534             (3)
     Increase in other assets and deferred charges       (118)          (540)
     Decrease in accounts payable - trade              (1,670)          (231)
     Decrease in salaries and wages                      (752)           (53)
     Increase in taxes                                    804            270
     Increase (decrease) in accrued interest payable     (211)         3,649
     Decrease in other current liabilities             (1,352)        (1,201)
     Decrease in noncurrent restructuring reserve        -              (353)
     Increase (decrease) in other noncurrent
      liabilities                                         113           (872)

       Net cash provided by operating activities        8,727          4,826

Cash flow used in investing activities:
 Capital expenditures                                  (3,559)        (1,404)
 Cash received from sale of assets                         20          1,729

       Net cash (used in) provided by investing
        activities                                     (3,539)           325

Cash flows used by financing activities:
 Borrowings under revolving credit loans               63,409         60,423
 Payments under revolving credit loans                (63,241)       (63,838)
 Principal payments under note payable                    (31)          -
 Principal payments under capital lease obligations      (683)        (1,239)

       Net cash used in financing activities             (546)        (4,654)

Net increase in cash and cash equivalents               4,642            497

Cash and cash equivalents at beginning of period        1,492          6,357

Cash and cash equivalents at end of period           $  6,134       $  6,854

Supplemental information:
 Cash paid during the period for interest            $  4,005       $  1,287



                The accompanying notes are an integral part
                 of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Preparation of Consolidated Financial Statements:

             The accompanying unaudited interim consolidated financial statements of Homeland Holding Corporation ("Holding") and its Subsidiary, Homeland Stores, Inc. ("Stores" and together with Holding, the "Company"), reflect all adjustments, which consist only of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented. The consolidated financial statements as of and for the periods subsequent to August 10, 1996, were prepared in accordance with the American Institute of Certified Public Accountants Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization
     under the Bankruptcy  Code"  ("SOP No. 90.7").   The accounting under
     SOP No. 90.7 resulted in "fresh-start" reporting for the Company in which a new entity was created for financial reporting purposes. The periods prior to August 10, 1996, have been designated "Predecessor Company" and the periods subsequent to August 10, 1996, have been designated "Successor Company."

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

3.   Net Loss Per Share:

             Net loss per share of common stock for the 12 weeks and 24 weeks ended June 14, 1997, and June 15, 1996, is based on the weighted average outstanding shares during the period. Net loss per share of common stock for periods prior to the reorganization, which was consummated in August 1996, is not meaningful due to the significant change in capital structure.


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

                 The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales of the periods indicated:

                                          12 weeks ended       24 weeks ended
                                          June 14,  June 15,  June 14, June15,
                                           1997      1996       1997  1996

            Net Sales                     100.0%    100.0%    100.0%   100.0%
            Cost of Sales                  75.3      75.2      75.5     75.5
             Gross Profit                  24.7      24.8      24.5     24.5
            Selling and administrative     21.6      22.5      21.3     22.5
            Financial restructuring cost    -         1.5       -        1.3
            Amortization of excess
             reorganization value           2.9       -         2.9      -
            Operating profit                0.2       0.8       0.3      0.8
            Interest expense                1.6       1.7       1.6      2.1
            Loss before income taxes       (1.4)     (0.8)     (1.3)    (1.4)
            Income tax provision            0.8       -         0.7      -

              Net loss                     (2.2)     (0.8)     (2.0)    (1.4)

  Results of Operations.

            Comparison of Twelve Weeks and Twenty-Four Weeks ended June 14, 1997, with Twelve Weeks and Twenty-Four Weeks ended June 15, 1996.

            Net sales for the 12 weeks and 24 weeks ended June 14, 1997, decreased 4.7% and 4.1%, respectively, from the net sales of the
  corresponding period of 1996.   The reduction in net sales was primarily
  due to fewer operating stores in 1997 plus the effect of negative comparable store sales. Comparable store sales for the 12 weeks and 24 weeks ended June 14,


  1997, decreased by 3.4% and 2.2%, respectively, as compared to the corresponding periods of 1996. The decrease in comparable store sales was attributed to increased competitive activities, lower food price inflation and lower sales to food stamp recipients as a result of more stringent eligibility requirements.

            Gross profit as a percentage of sales for the 12 weeks ended June 14, 1997, was 24.7%, a slight decrease from the corresponding period in 1996 of 24.8%. Gross profit as a percentage of sales for the 24 weeks ended
  June 14, 1997, and the corresponding period in 1996, amounted to 24.5%.

            Selling and administrative expenses for the 12 weeks ended June 14, 1997, decreased to 21.6%, as a percentage of net sales, compared to 22.5% for the corresponding period of 1996. For the 24 weeks ended June 14, 1997, selling and administrative expenses decreased by 1.2%, as a percentage of net sales, to 21.3% from 22.5% in the corresponding period of 1996. The reduction in selling and administrative expenses resulted primarily from lower labor costs associated with the modified union agreements and lower occupancy cost that resulted from renegotiated leases, all commencing in August 1996. The Company also benefited in cost savings from termination of its information outsourcing contract in March 1996.

            For the 12 weeks and 24 weeks ended June 15, 1996, the Company incurred $1.8 million and $3.2 million of financial restructuring costs. These costs were related to the reorganization consummated in August 1996, and are not recurring.

            The Company recorded amortization of excess reorganization value of $3.4 million and $6.8 million for the 12 weeks and 24 weeks ended
  June 14, 1997, respectively. The amortization of the excess reorganization value is expected to negatively affect earnings for the next nine fiscal quarters.

            Interest expense for the 12 weeks ended June 14, 1997, was $1.8 million, a reduction of $0.2 million from the $2.0 million in the corresponding period of 1996. Interest expense for the 24 weeks ended June 14, 1997, was $3.8 million, a reduction of $1.4 million from the corresponding period of $5.2 million in 1996. The reduction in interest expenses was due primarily to the reduction of debt level resulting from the consummation of the reorganization in August 1996. In the second quarter of 1996, the Company's interest obligation on its outstanding senior secured notes was stayed as a result of filing Chapter 11 petition on May 13, 1996.

            The Company recorded income tax provisions of $0.9 million and $1.7 million for the 12 weeks and 24 weeks ended June 14, 1997, respectively. The effective tax rate differs from the statutory rate due to amortization of excess reorganization value, which is not deductible for
  income tax purposes.   The net operating loss carryforwards available for
  utilization in 1997 ("NOL Carryforward") are limited to approximately $4.5 million, the benefit of which is being recorded as a reduction of excess reorganization value
  rather than a reduction of income tax expense.   The NOL Carryforward is
  expected to be utilized in the third quarter of 1997 and, accordingly, the Company will commence to incur tax liabilities.

            The Company's EBITDA (as defined hereinafter) for the 12 weeks ended June 14, 1997, improved to $5.4 million or 4.7% of net sales, from the EBITDA of $4.5 million, before financial restructuring costs, or 3.7% of net sales for the corresponding period of 1996. For the 24 weeks ended
  June 14, 1997, EBITDA was $11.1 million or 4.7% of net sales.   This is a
  33.5%  improvement over  the 1996 corresponding period EBITDA of $8.3
  million, before financial restructuring costs, or 3.4% of net sales.   The
  improvement in EBITDA is attributable to the cost savings efforts realized as a result of the reorganization that was consummated in August 1996.

            Net loss for the 12 weeks ended June 14, 1997, was $2.5 million or $0.53 per share compared to $1.0 million or $0.03 per share for the
  corresponding period in 1996.   Net loss for the 24 weeks ended June 14,
  1997, was $4.8 million or $1.01 per share compared to $3.4 million or
  $0.10 per share for the corresponding period in 1996. As a result of the reorganization that was consummated in August 1996, the Company's financial structure has changed significantly so that results of earnings per share
  are not comparable to prior years.   The Company is amortizing the
  reorganization value over a three-year period and it has affected earnings
  negatively.   If the Company excluded such amortization of reorganization value for the 12 weeks and 24 weeks ended June 14, 1997, the Company would record income of $0.8 million or $0.18 per share and $2.0 million or $0.42 per share, respectively.

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


            The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) before financial restructuring costs, as presented below, is the Company's measurement of internally-generated cash for working capital needs, capital expenditures and payment of debt obligations:

                                        12 weeks ended      24 weeks ended
                                   June 14,    June 15,   June 14,    June 15,
                                    1997        1996       1997        1996

  Loss before income taxes        (1,615)     (1,015)     (3,072)     (3,358)

  Interest expense                 1,833       2,051       3,815       5,207

  Amortization of reorganization
   value                           3,364        -          6,824        -

  Financial restructuring costs     -          1,800        -          3,150

  Depreciation and amortization    1,821       1,653       3,566       3,341

    EBITDA                         5,403       4,489      11,133       8,340

   As a percentage of sales          4.7%        3.7%        4.7%        3.4%

   As a multiple of interest
    expense                          3.0x        2.2x        2.9x        1.6x

           Cash flow from operations provided $8.7 million for the 24 weeks ended June 14, 1997, and $4.8 million for the 24 weeks ended June 15, 1996. The improvement in cash flow from operations was due primarily to better operating results.

           The Company's investing activities used net cash of $3.5 million in the 24 weeks ended June 14, 1997, as compared to net cash provided by investing activities of $0.3 million in the 24 weeks ended June 15, 1996. The cash used in investing activities for 1997 is for the 1997 remodeling program implemented by the Company. As of June 14, 1997, 7 of the 23 remodeling projects have been completed. The Company expects to expend approximately $11.6 million in cash capital expenditures for fiscal 1997, which includes acquiring a Pratt Discount Foods' store in Oklahoma City, Oklahoma. The acquisition is expected to be completed in August 1997. The Company currently plans to construct two new stores by the end of 1998: one in Oklahoma City, Oklahoma and the other in Tulsa, Oklahoma.

           Financing activities of the Company used net cash of $0.5 million and $4.7 million for the 24 weeks ended June 14, 1997, and June 15, 1996, respectively.


           Management believes that the revolving credit facility and cash flows from operations will be adequate for the Company's short-term requirements including its 1997 capital expenditure program and the scheduled quarterly payments required under the term loan commencing on September 30, 1997. As of July 18, 1997, the Company had $0.9 million of borrowings and $5.7 million of letters of credit outstanding under its revolving credit facility. The revolving credit facility provides for borrowings of up to the lesser of (a) $27.5 million or (b) the applicable borrowing base. The applicable borrowing base on July 18, 1997, was approximately $26.3 million.


  PART II - OTHER INFORMATION

  Item 6.      Exhibits and Reports on Form 8-K

               (a) Exhibits: The following exhibits are filed as part of this report:

                      Exhibit No.    Description

                         27          Financial Data Schedule.

                         99 Press release of July 10, 1997, issued by the Company announcing its 1997 second quarter results.

               (b) Report on Form 8-K: The Company did not file any Form 8-K during the quarter ended June 14, 1997.


                                            SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HOMELAND HOLDING CORPORATION


  Date: ___________                By:
                                     _____________________________________
                                     James A. Demme, Chairman, President,
                                     Chief Executive Officer and Director
                                     (Principal Executive Officer)


  Date: ___________                By:
                                     _____________________________________
                                     Larry W. Kordisch, Executive Vice
                                     President/Finance, Chief Financial
                                     Officer and Secretary (Principal
                                     Financial Officer)