Form 10-Q
period 1997-09-06
HOMELAND HOLDING CORP
filed 1997-10-21
CIK 835582

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
             Quarterly Report Under Section 13 or 15 (d) of the Securities
    X        Exchange Act of 1934
             For the quarterly period ended September 6, 1997

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

       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 17, 1997:

          Homeland Holding Corporation Common Stock:  4,816,602 shares




                       HOMELAND HOLDING CORPORATION

                               FORM 10-Q
              FOR THE THIRTY-SIX WEEKS ENDED SEPTEMBER 6, 1997

                                INDEX



                                                                       Page
PART 1 FINANCIAL INFORMATION

ITEM 1.   Financial Statements.........................................  1

          Consolidated Balance Sheets as of
             September 6, 1997, and December 28, 1996..................  1
          Consolidated Statements of Operations
             12 Weeks ended September 6, 1997, 4 Weeks ended September
             7, 1996, (Successor Company), and 8 Weeks ended August
             2, 1996, Predecessor Company).............................  3
          Consolidated Statements of Operations
             36 Weeks ended September 6, 1997, 4 Weeks ended September
             7, 1996 (Successor Company), and 32 Weeks ended August
             2, 1996 (Predecessor Company).............................  4
          Consolidated Statements of Stockholders Equity (Deficit)
             36 Weeks ended September 6, 1997, 4 Weeks ended September
             7, 1996 (Successor Company), and 32 Weeks ended August
             2, 1996 (Predecessor Company).............................  5
          Consolidated Statements of Cash Flows
             36 Weeks ended September 6, 1997, 4 Weeks ended September
             7, 1996 (Successor Company), and 32 Weeks ended August
             2, 1996 (Predecessor Company).............................  6
          Notes to Consolidated Financial Statements...................  8

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................  9

PART II   OTHER INFORMATION

ITEM 4.   Submission of Matters of a Vote of Security Holders.......... 14

ITEM 5.   Other Information............................................ 15

ITEM 6.   Exhibits and Reports on Form 8-K............................. 15






                                      i


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS

              (In thousands, except share and per share amounts)


                             ASSETS

                                              September 6,       December 28,
                                                  1997              1996
                                              (Unaudited)
Current assets:
 Cash and cash equivalents                   $   5,707          $   1,492
 Receivables, net of allowance for
  uncollectible accounts of $1,298
  and $1,587                                     7,815              8,522
 Inventories                                    44,197             45,009
 Prepaid expenses and other current assets       2,602              2,760

      Total current assets                      60,321             57,783

Property, plant and equipment:
 Land and land improvements                      8,745              8,731
 Buildings                                      18,312             18,124
 Fixtures and equipment                         17,980             15,078
 Leasehold improvements                         12,025             11,374
 Software                                        4,431              2,930
 Leased assets under capital leases              7,447              7,569
 Construction in progress                        3,113              2,675

                                                72,055             66,481
Less, accumulated depreciation
 and amortization                                8,283              3,012

Net property, plant and equipment               63,772             63,469

Reorganization value in excess of amounts
 allocable to identifiable assets, less
 accumulated amortization of $15,369 at
 September 6, 1997, and $5,819 at
 December 28, 1996                              28,007             39,570

Other assets and deferred charges                7,605              7,664

   Total assets                              $ 159,705          $ 168,486

                                                      Continued


                The accompanying notes are an integral part
                 of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS, Continued

            (In thousands, except share and per share amounts)


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                             September 6,       December 28,
                                                 1997              1996
                                              (unaudited)

Current liabilities:
 Accounts payable - trade                    $  17,858          $  17,416
 Salaries and wages                              2,704              3,499
 Taxes                                           4,465              2,903
 Accrued interest payable                          860              2,689
 Other current liabilities                       7,553              8,470
 Current portion of long-term debt               1,727                894
 Current portion of obligations under
  capital leases                                 1,343              1,343

  Total current liabilities                     36,510             37,214

Long-term obligations:
 Long-term debt                                 73,817             72,724
 Obligations under capital leases                2,002              3,005
 Other noncurrent liabilities                    2,691              2,602

  Total long-term obligations                   78,510             78,331


Stockholders' equity:
 Common Stock,
  $0.01 par value, authorized - 7,500,000
  shares, issued 4,816,602 shares at September
  6, 1997, and, issued 4,758,025
  shares at December 28, 1996                       48                 48
 Additional paid-in capital                     56,017             56,013
 Accumulated deficit                           (11,380)            (3,120)

  Total stockholders' equity                    44,685             52,941

  Total liabilities and stockholders'
   equity                                    $ 159,705          $ 168,486




                The accompanying notes are an integral part
                 of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

             (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                             Prececessor
                                               Successor Company               Company
                                              12 weeks      4 weeks            8 weeks
                                               ended         ended              ended
                                            September 6,   September 7,       August 10,
                                               1997                            1996

Sales, net                                 $  114,935      $    39,536       $  77,416

Cost of sales                                  87,690           29,684          58,513

 Gross profit                                  27,245            9,852          18,903

Selling and administrative expenses            25,801            8,953          17,578

Amortization of excess reorganization value     3,271            1,154            -

 Operating profit (loss)                       (1,827)            (255)          1,325

Interest expense                                1,890              627             432

Income (loss) before reorganization items,
 income taxes and extraordinary items          (3,717)            (882)            893

Reorganization items:
 Allowed claims in excess of liabilities         -                -              7,200
 Professional fees                               -                -              1,100
 Employee buyout expense                         -                -              6,386
 Adjustment of accounts to estimated
   fair value                                    -                -              8,160

Loss before income taxes and
 extraordinary items                           (3,717)            (882)        (21,953)

Income tax benefit                               (250)            -               - -

Loss before extraordinary items                (3,467)            (882)        (21,953)

Extraordinary items-debt discharged              -                -             63,118

Net income (loss)                          $   (3,467)       $    (882)      $  41,165

Loss before extraordinary items per
 common share                              $     (.73)       $    (.19)      $    (.68)

Extraordinary items per common share             -                -               1.94

Net income (loss) per common share         $     (.73)       $    (.19)      $    1.26

Weighted average shares outstanding          4,782,294        4,758,025     32,599,707




                The accompanying notes are an integral part
                 of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

             (In thousands, except share and per share amounts)
                                 (Unaudited)



                                                                                Predecessor
                                                 Successor Company                Company
                                             36 weeks           36 weeks          32 weeks
                                              ended              ended             ended
                                            September 6,       September 7,      August 10,
                                              1997               1996

Sales, net                                 $  351,249        $   39,536        $   323,747

Cost of sales                                 266,171            29,684            244,423

 Gross profit                                  85,078             9,852             79,324

Selling and administrative expenses            76,067             8,953             73,000

Amortization of excess reorganization value    10,095             1,154

 Operating profit (loss)                       (1,084)             (255)             6,324

Interest expense                                5,705               627              5,639

Income (loss) before reorganization items,
 income taxes and extraordinary items          (6,789)             (882)               685

Reorganization items:
 Allowed claims in excess of liabilities         -                 -                 7,200
 Professional fees                               -                 -                 4,250
 Employee buyout expense                         -                 -                 6,386
 Adjustments of accounts to estimated
   fair value                                    -                 -                 8,160
                                                 -                 -                25,996

Loss before income taxes and
 extraordinary items                           (6,789)             (882)           (25,311)

Income tax expense                              1,471              -                  -

Loss before extraordinary items                (8,260)             (882)           (25,311)

Extraordinary items-debt discharged              -                 -                63,118

Net income (loss)                              (8,260)             (882)            37,807

Loss before extraordinary items per
 common share                              $    (1.73)       $     (.19)        $     (.78)

Extraordinary items per common share             -                 -                  1.94

Net income (loss) per common share         $    (1.73)       $     (.19)        $     1.16

Weighted average shares outstanding           4,766,115        4,758,025        32,599,707




                The accompanying notes are an integral part
                 of these consolidated financial statements.

                   HOMELAND HOLDING CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               (In thousands, except share and per share amounts)
                                   (Unaudited)

                                                                                               Minimum
                                        Common Stock                Additional                 Pension
                                  Successor  Predecessor             Paid-In   Accumulated    Liability
                                    Shares     Shares     Amount     Capital     Deficit     Adjustment

Balance, December 30, 1995           -       33,748,482   $  337    $ 55,886   $ (80,188)    $  (1,327)

Net income                           -            -         -           -         37,807          -

Eliminate predecessor equity         -      (33,748,482)    ( 337)   (55,886)     (2,637)         -

Issuance of successor's common
 stock                           4,758,025        -            48     56,013        -             -

Eliminate adjustment of
 minimum pension liability           -            -          -          -           -            1,327

Record excess of reorganization
 value                               -            -          -          -         45,018          -

Balance, August 10, 1996         4,758,025        -       $   48    $ 56,013   $    -          $  -

Net loss                             -            -          -          -           (882)         -

Balance, September 7, 1996       4,758,025        -       $   48    $ 56,013   $    (882)      $  -


Balance, December 28, 1996       4,758,025        -       $   48    $ 56,013   $  (3,120)         -

Net loss                             -            -          -          -         (8,260)         -

Issuance of successor's common
 stock                              58,577        -          -             4        -             -

Balance, September 6, 1997       4,816,602        -       $   48    $ 56,017   $ (11,380)         -



Continued


                                                                  Total
                                        Treasury Stock         Stockholders'
                                      Shares      Amount       Equity/Deficit


Balance, December 30, 1995           2,869,493  $  (2,814)     $  (28,106)

Net income                               -           -             37,807

Eliminate predecessor equity        (2,869,493)     2,814         (56,046)

Issuance of successor's common
 stock                                   -           -             56,061

Eliminate adjustment of
 minimum pension liability               -           -              1,327

Record excess of reorganization
 value                                   -           -             45,018

Balance, August 10, 1996                 -      $    -         $   56,061

Net loss                                 -           -               (882)

Balance, September 7, 1996               -      $    -         $   55,179


Balance, December 28, 1996               -           -         $   52,941

Net loss                                 -           -             (8,260)

Issuance of successor's common
 stock                                   -           -                  4

Balance, September 6, 1997               -      $    -         $   44,685



                     The accompanying notes are an integral part
                      of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              (In thousands, except share and per share amounts)
                                    (Unaudited)



                                                                                 Predecessor
                                                    Successor Company              Company
                                                     36 weeks      4 weeks         32 weeks
                                                       ended        ended            ended
                                                    September 6,  September 7,     August 10,
                                                      1997           1996             1996
Cash flows from operating activities:
 Net loss                                            $ (8,260)     $   (882)       $ 37,807
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                        5,355           588           4,163
   Amortization of excess reorganization value         10,095         1,154            -
   Amortization of financing costs                         43             5             359
   Reorganization items                                  -             -             15,360
   Extraordinary gain on debt discharged                 -             -            (63,118)
   Gain on disposal of assets                              59            85            -
   Amortization of beneficial interest in
    operating leases                                       84            10              75
   Impairment of assets                                  -             -               -
   Adjustment to excess reorganization value              292          -               -
   Deferred income taxes                                1,176          -               -
   Change in assets and liabilities:
     (Increase) decrease in receivables                   707          (876)            (32)
     Decrease (increase) in inventories                   812          (666)          4,175
     Decrease (increase) in prepaid expenses
      and other current assets                            158            41             (83)
     Increase in other assets and
      deferred charges                                    (92)          (21)           (649)
     Increase (decrease) in accounts payable-trade        442          (545)            298
     Increase (decrease) in salaries and wages           (791)         (167)            105
     Increase in taxes                                  1,562           304             226
     Increase (decrease) in accrued interest payable   (1,829)          582           3,823
     Decrease in other current liabilities               (917)         (791)         (2,656)
     Decrease in noncurrent
      restructuring reserve                              -             -             (1,396)
     Increase (decrease) in other noncurrent
      liabilities                                         133          (146)           (886)

       Total adjustment                                17,289          (443)        (40,236)

       Net cash provided by operating activities        9,029        (1,325)         (2,429)

Cash flow used in investing activities:
 Capital expenditures                                  (5,762)         (180)         (2,395)
 Cash received from sale of assets                         25             1           1,738

       Net cash (used in) provided by investing
        activities                                     (5,737)         (179)           (657)

Cash flows used by financing activities:
 Borrowings under term loan                              -             -             10,000
 Borrowings under revolving credit loans               94,476         6,273          74,250
 Payments under revolving credit loans                (92,504)       (6,273)        (79,718)
 Principal payments under note payable                    (46)         -               -
 Principal payments under capital lease obligations    (1,003)         (141)         (1,596)
 Payments of secured debt obligations                    -             -             (1,500)

       Net cash used in financing activities              923          (141)          1,436

Net increase (decrease) in cash and cash equivalents    4,215        (1,645)         (1,650)

Cash and cash equivalents at beginning of period        1,492         4,707           6,357

Cash and cash equivalents at end of period           $  5,707       $ 3,062        $  4,707

Supplemental information:
 Cash paid during the period for interest            $  7,378       $    48        $  1,566

 Cash paid during the period for income taxes        $   -          $  -           $   -



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

3.     Net Loss Per Share:

            Net loss per share of common stock is based on the weighted
     average outstanding shares during the period.   Net loss per share of
     common stock for periods prior to the reorganization, which was consummated in August 1996, is not meaningful due to the significant change in capital structure.

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

              For purposes of the discussion of Results of Operations and Liquidity and Capital Resources for the results of the twelve- and thirty-six weeks ended September 7, 1996, the results of the Predecessor Company and Successor Company have been combined.

              The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales of the periods indicated:

                                12 weeks ended           36 weeks ended
                          September 6, September 7,  September 6, September 7,
                              1997      1996           1997          1996
      Net Sales              100.0%    100.0%         100.0%        100.0%
      Cost of Sales           76.3      75.4           75.8          75.5
         Gross Profit         23.7      24.6           24.2          24.5
      Selling and
       administrative         22.4      22.7           21.7          22.6
      Amortization of
       excess reorganization
       value                   2.8       1.0            2.9           0.3
      Operating profit
       (loss)                 (1.6)      0.9           (0.3)          1.7
      Interest expense         1.6       0.9            1.6           1.7
      Loss before
       reorganization
       items, income taxes
       and extraordinary
       items                  (3.2)      0.0           (1.9)         (0.1)
      Reorganization
       items                    -       19.5             -            7.2
      Loss before income
       tax and
       extraordinary
       items                  (3.2)    (19.5)          (1.9)         (7.2)
      Income tax
       provision              (0.2)     -               0.4          -
      (benefit)
      Loss before
       extraordinary
       items                  (3.0)    (19.5)          (2.4)         (7.2)
      Extraordinary
       items                  -        (54.0)          -            (17.4)
         Net loss             (3.0)     34.4           (2.4)         10.2




  Results of Operations.

            Comparison of Twelve Weeks and Thirty-Six Weeks ended
  September 6, 1997, with Twelve Weeks and Thirty-Six Weeks ended
  September 7, 1996.

            Net sales for the 12 weeks and 36 weeks ended September 6, 1997, decreased 1.7% and 3.3%, respectively, from the net sales of the corresponding periods of 1996. The reduction in net sales was primarily due to lower comparable store sales. Comparable store sales for the 12 weeks and 36 weeks ended September 6, 1997, decreased by 3.2% and 2.5%, respectively, as compared to the corresponding periods of 1996. The decrease in comparable store sales was attributed to the opening of five new competing stores in the Company's trade areas during the third quarter, plus lower food price inflation and lower sales to food stamps recipients as a result of more stringent eligibility requirements. These factors were offset somewhat by grand openings at six of the Company's remodeled stores. The Company's anticipated acquisition of three Food Lion stores in the fourth quarter of 1997, and the announced closing of five other
  Food Lion stores in the Company's trade area are expected to have a positive effect on the Company's net sales (see Liquidity and Capital Resources).

            Gross profit as a percentage of sales for the 12 weeks ended September 6, 1997, was 23.7%, a decrease from the corresponding period of 1996 of 24.6%. The decrease in gross profit margin was primarily a result of increased promotional activities relating to new competitors and grand opening sales of the six remodeled stores. Gross profit as a percentage of sales for the 36 weeks ended September 6, 1997, was 24.2% as compared to 24.5% of the corresponding period in 1996.

            Selling and administrative expenses for the 12 weeks ended September 6, 1997, decreased to 22.4%, as a percentage of net sales,
  compared to 22.7% for the corresponding period of 1996.   For the 36
  weeks ended September 6, 1997, selling and administrative expenses as a percentage of sales decreased by 0.9% to 21.7% from 22.6% in the corresponding period of 1996. The reduction in selling and administrative expenses resulted primarily from lower labor costs associated with the modified union agreements and lower occupancy cost that resulted from renegotiated leases, all commencing in August 1996.

            For the 12 weeks and 36 weeks ended September 7, 1996, the Company incurred $22.8 million and $26.0 million of reorganization items. These items were related to the reorganization consummated in August 1996 and are not recurring.

            The Company recorded amortization of excess reorganization value of $3.3 million and $10.1 million for the 12 weeks and 36 weeks ended September 6, 1997, respectively. For the 12 weeks and 36 weeks ended September 7, 1996, the Company recorded $1.2 million for amortization of excess reorganization value. The amortization of the excess reorganization value will negatively affect earnings for the next eight fiscal quarters.

            Interest expense for the 12 weeks ended September 6, 1997, was $1.9 million, as compared to $1.1 million in the corresponding period of 1996. Interest expense for the 36 weeks ended September 6, 1997, was $5.7 million, a reduction of $0.6 million from the corresponding period of $6.3 million in 1996. The higher interest expense for the 12 weeks ended September 6, 1997, as compared to the comparable period for the prior year was due to lower interest expense during the 1996 period as a result of the non-accrual of interest from May 13 through August 2, 1996 on the Company's outstanding senior secured notes that were stayed during the Company's bankruptcy proceeding. The reduction in interest expenses for the 36 week period versus the prior year was due primarily to the reduction of debt level resulting from the consummation of the reorganization in August 1996.

            The  Company recorded an income tax credit of $0.3 million and an income tax provision of $1.5 million for the 12 weeks and 36 weeks ended September 6, 1997, respectively. The benefit recorded for the 12 weeks ended September 6, 1997, resulted from the reversal of previously-recorded expenses, as the Company adjusted its expected taxable income for fiscal 1997. The effective tax rate differs from the statutory rate due to amortization of excess reorganization value, which is not deductible for
  income tax purposes.   The net operating loss carryforwards available for
  utilization in 1997 ("NOL Carryforward") are limited to approximately
  $4.5 million, the benefit of which is being recorded as a reduction of excess reorganization value rather than a reduction of income tax expense.

             As a result of the reorganization that was consummated in August 1996, certain debt of the Company was discharged. The debt discharged resulted in the Company recognizing an extraordinary gain of $63.1 million for the 12 weeks and 36 weeks ended September 7, 1996.

            The Company's EBITDA (as defined hereinafter) for the 12 weeks ended September 6, 1997, decreased to $3.3 million or 2.9% of net sales, from the EBITDA of $3.7 million, before reorganization items, or 3.2 % of net sales for the corresponding period of 1996. For the 36 weeks ended September 6, 1997, EBITDA was $ 14.5 million or 4.1% of net sales as compared to $12.1 million, before reorganization items, or 3.3% of net sales for the corresponding period of 1996. The improvement in EBITDA for the 36 week period, is attributable to the cost savings realized as a result of the reorganization that was consummated in August 1996. The savings from the reorganization efforts were somewhat offset by reduced net sales and a lower gross profit margin.

            Net loss for the 12 weeks ended September 6, 1997, was $3.5 million or $0.73 per share compared to a net income of $40.3 million or $1.07 per share for the corresponding period in 1996. Net loss for the 36 weeks ended September 6, 1997, was $8.3 million or $1.73 per share compared to a net income of $36.9 million or $0.97 per share for the corresponding period in 1996. The net income for the 12 weeks and 36 weeks ended September 7, 1996 included an extraordinary gain of $63.1 million or $1.94 per share. As a result of the reorganization that was consummated in August 1996, the Company's financial structure has changed significantly such that results of earnings per share are not comparable to prior years.

         The Company is amortizing its excess reorganization value of $45 million over a three-year period, and such amortization has affected
  earnings significantly.   If the Company excluded such amortization of
  excess reorganization value for the 12 weeks and 36 weeks ended September 6, 1997, the Company would record a loss of $0.2 million or $0.04 per share and an income of $1.8 million or $0.39 per share, respectively.

  Liquidity and Capital Resources

            The primary sources of liquidity and capital for the Company's operations have been borrowing under the revolving credit facility and internally-generated funds.

            The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) before reorganization items, as presented below, is the Company's measurement of internally-generated cash for working capital needs, capital expenditures and payment of debt obligations:

                                     12 weeks ended      36 weeks ended
                                    Sept.6,   Sept.7,   Sept. 6,   Sept.7,
                                     1997      1996      1997      1996
    Loss  before income
     taxes and extraordinary
     items                          (3,717)  (22,835)    (6,789)  (26,193)

    Interest expense                 1,890     1,059      5,705     6,266

    Amortization of
     reorganization value            3,271     1,154     10,095     1,154

    Reorganization items              -       22,846       -       25,996

    Depreciation and
     amortization                    1,889     1,495      5,439     4,836

          EBITDA                     3,333     3,719     14,450    12,059

        As a percentage of
         sales                        2.9%       3.2%       4.1%      3.3%

        As a multiple of
         interest expense             1.8x       3.5x       2.5x      1.9x

           Cash flow from operations provided $9.0 million for the 36 weeks ended September 6, 1997, as compared to net cash used in operations of $3.8 million for the 36 weeks ended September 7, 1996. The improvement in cash flow from operations was due primarily to cost savings realized from the reorganization that was consummated in August 1996.

           The Company's investing activities used net cash of $5.7 million in the 36 weeks ended September 6, 1997, while the corresponding period of 1996 investing activities used $0.8 million. Cash used in investing activities was primarily for the 1997 remodeling program. The Company has completed 18 of its remodeling projects as of October 17, 1997. In August 1997, the Company acquired a Pratt Discount Foods store in Oklahoma City (the "Pratt Acquisition"). In October 1997, the Company entered into an agreement with Food Lion, Inc. to acquire three of its stores located at Yukon, Shawnee and Lawton, Oklahoma (the "Food Lion Acquisition"). The Food Lion Acquisition is expected to use approximately $4.4 million. Although the Food Lion Acquisition is expected to close in December 1997, the Company has commenced operations in the three stores as of October 15, 1997. With the Pratt Acquisition and the Food Lion Acquisition, the
  Company will operate a total of 70 stores.

           The revolving credit facility currently limits the Company's cash capital expenditures for fiscal 1997 to $12.0 million. As a result of the Food Lion Acquisition, the Company expects to expend approximately $16.0 million in cash capital expenditures, and accordingly has obtained a waiver, effective through December 15, 1997, from its lenders. The Company has also received approval from its lenders with respect to amending its revolving credit facility to increase the revolving credit facility from $27.5 million to $32.0 million, adding vendor receivables to the borrowing base and to otherwise address the Food Lion Acquisition. The Company expects completion of the definitive documentation with respect to such amendment to its revolving credit facility prior to December 15, 1997.

           Financing activities of the Company provided net cash of $0.9 million and $1.3 million for the 36 weeks ended September 6, 1997, and September 7, 1996, respectively.

           Management believes that the revolving credit facility, with the amendments discussed above, and cash flows from operations will be adequate for the Company's short-term requirements including its 1997 capital expenditure program, the Food Lion Acquisition and the scheduled quarterly payments required under the term loan. As of October 17, 1997, the Company had $9.4 million of borrowings and $5.7 million of letters of credit outstanding under its revolving credit facility. The revolving credit facility, before the amendments discussed above, provides for borrowings of up to the lesser of (a) $27.5 million or (b) the applicable borrowing base. The applicable borrowing base on October 17, 1997, was approximately $27.1 million.

  Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995

           The statements made under Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements in this Form 10-Q which are not historical facts, particularly with respect to future net sales, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could render them materially inaccurate or different. The risks and uncertainties include, but are not limited to, the effect of economic conditions, the impact of competitive promotional and new store activities, labor cost, capital constraints, availability and costs of inventory, changes in technology and the effect of regulatory and legal developments.


  PART II - OTHER INFORMATION

  Item 4.    Submission of Matters to a Vote of Security Holders

           The Company held its 1997 Annual Meeting of Stockholders on July 9, 1997. At such meeting, Robert E. (Gene) Burris, James A. Demme, Edward
  B. Krekeler, Jr., Laurie M. Shahon, John A. Shields, William B. Snow and David N. Weinstein were elected to serve on the Board of Directors for a one year term, ending at the next annual meeting.

           In the matter of the election of directors, the votes cast were as follows (there were no brokers no-votes):

                                     For               Withheld/Abstained
       Robert E. Burris               3,876,572                 40/752
       James A. Demme                 3,876,572                 40/752
       Edward B. Krekeler, Jr.        3,876,572                 40/752
       Laurie M. Shahon               3,876,572                 40/752
       John A. Shields                3,876,572                 40/752
       William B. Snow                3,876,572                 40/752
       David N. Weinstein             3,876,572                 40/752


            In the matter of amending the bylaws for the purpose of staggering the Board of Directors, the filing of vacant directorships and the removal of directors only for cause, 2,253,072 votes were cast against, 1,371,073 votes cast in favor, and holders of 466 shares abstained or did not vote.

           In the matter of ratification of the appointment of Coopers and Lybrand, LLP as independent certified public accountants, 3,877,213 votes were cast in favor of approval, 102 votes were cast against, and holders of 96 shares abstained or did not vote.

           In the matter of approving Homeland Holding Corporation 1997 Non-Employee Directors Stock Option Plan, 2,988,124 votes were cast in favor of approval, 636,378 votes were cast against, and holders of 109 shares abstained or did not vote.

           In the matter of approving the increase in the number of shares available for options to be granted under the Homeland Holding Corporation 1996 Stock Option Plan, 2,991,340 votes were cast in favor of approval, 633,162 votes were cast against, and holders of 109 shares abstained or did not vote.

           All of such matters (other than the staggering of the Board of Directors and the related bylaw amendments) were approved.

  Item 5.    Other Information

           On September 19,1997, Mr. James A. Demme resigned his position as Chairman of the Board of Directors, Chief Executive Officer, President and as a member of the Board of Directors of the Company. On the same day, the Board of Directors appointed Mr. John A. Shields to the position of Acting Chairman of the Board of Directors and Mr. Larry W. Kordisch to the position of Acting Chief Executive Officer of the Company. The Board of Directors has retained a search firm to conduct a nationwide search for a replacement for Mr. Demme.


  Item 6.    Exhibits and Reports on Form 8-K

             (a)     Exhibits:     The following exhibits are filed as part
                                   of this report:

                     Exhibit No.   Description

                          27       Financial Data Schedule.

                          99 Press release of September 19, 1997, announcing the acquisition of three Food Lion stores and the resignation of Mr. James A. Demme.

             (b) Report on Form 8-K: The Company did not file any Form 8-K during the quarter ended September 6, 1997.




                                       SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HOMELAND HOLDING CORPORATION


  Date: October 21, 1997                   By: /s/  Larry W. Kordisch
                                               Larry W. Kordisch, Acting Chief
                                               Executive Officer and Secretary
                                               (Principal Executive Officer)


  Date: October 21, 1997                   By: /s/  Francis T. Wong
                                               Francis T. Wong, Vice
                                               President/Finance, Treasurer
                                               and Asst. Secretary (Principal
                                               Financial Officer)