Form 10-K
period 1998-01-03
HOMELAND HOLDING CORP
filed 1998-04-02
CIK 835582

CONFORMED COPY

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

(Mark One)

  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
        For the fiscal year ended January 3, 1998

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

                          2601 N. W. Expressway
                    Oil Center - East, Suite 1100E
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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 1998:

           $25,543,164, based on a closing price of $7 7/8 of the registrant's common stock on the NASDAQ NMS.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 27, 1998:

                       Homeland Holding Corporation
                      Common Stock: 4,822,857 shares

     Documents incorporated by reference:  None.



                        HOMELAND HOLDING CORPORATION


                                FORM 10-K
                 FOR THE FISCAL YEAR ENDED JANUARY 3, 1998


                            TABLE OF CONTENTS

                                                                     Page

PART I

ITEM 1.   BUSINESS...................................................  1

          General....................................................  1
          Background.................................................  1
          AWG Transaction............................................  1
          Restructuring..............................................  2
          Business Strategy..........................................  3
          Homeland Supermarkets......................................  4
          Merchandising Strategy and Pricing.........................  6
          Customer Service...........................................  6
          Advertising and Promotion..................................  6
          Products...................................................  7
          Supply Arrangements........................................  7
          Employees and Labor Relations..............................  8
          Computer and Management Information Systems................  9
          Competition................................................  10
          Trademarks and Service Marks...............................  10
          Regulatory Matters.........................................  11

ITEM 2.   PROPERTIES.................................................  11

ITEM 3.   LEGAL PROCEEDINGS..........................................  11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS........................................  11


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDERS MATTERS...........................  12

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.......................  12




                                 i

                                                                     Page

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS..............................................  16

          Results of Operations......................................  16
          Liquidity and Capital Resources............................  20
          Recently-Issued Accounting Standards.......................  23
          Year 2000..................................................  23
          Inflation/Deflation........................................  24

ITEM 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA.........................................  24

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.......................................  24

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT..........................................  25

          Compliance with Section 16 (a) of the Securities
          Exchange Act of 1934 (the "1934 Act")......................  28

ITEM 11.  EXECUTIVE COMPENSATION.....................................  28

          Summary of Cash and Certain Other
          Compensation...............................................  28
          Compensation of Directors..................................  30
          Employment Agreements......................................  31
          Management Incentive Plan..................................  32
          Retirement Plan............................................  32
          Management Stock Option Plan...............................  33
          Compensation Committee Report..............................  33
          Compensation Committee Interlocks and
          Insider Participation......................................  33

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT...........................  34

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS.......................................  36

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K..........................  37



                                   ii





                                                                     Page


SIGNATURES...........................................................  II-1

INDEX TO FINANCIAL STATEMENTS AND EXHIBITS...........................   F-1

EXHIBIT INDEX........................................................   E-1











                                    iii


                        HOMELAND HOLDING CORPORATION

                               FORM 10-K
                 FOR THE FISCAL YEAR ENDED JANUARY 3, 1998



ITEM 1.    BUSINESS

General

          Homeland Holding Corporation ("Holding"), through its wholly-owned subsidiary, Homeland Stores, Inc. ("Homeland," and, together with Holding, the "Company"), is a leading supermarket chain in the Oklahoma, southern Kansas and Texas Panhandle region. The Company operates in four distinct market places: Oklahoma City, Oklahoma; Tulsa, Oklahoma; Amarillo, Texas; and certain rural areas of Oklahoma, Kansas and Texas. As of March 18, 1998, the Company operates 70 stores throughout these markets.

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

          AWG is a buying cooperative which sells groceries on a wholesale basis to its retail member stores. AWG has more than 800 member stores located in a ten-state region and is the nation's sixth largest grocery wholesaler, with approximately $3.1 billion in revenues in 1997.

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

Restructuring

          On May 13, 1996, Holding and Homeland filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). Simultaneously with such filings, the Company submitted a "pre-arranged" plan of reorganization which set forth the terms of the restructuring of the Company (the "Restructuring"). The purpose of the Restructuring was to substantially reduce the Company's debt service obligations and labor costs and to create a capital and cost structure that would allow the Company to maintain and enhance the competitive position of its business and operations. The Restructuring was negotiated with, and supported by, the lenders under the Company's then existing revolving credit facility, an ad hoc committee (the "Noteholders Committee") representing approximately 80% of the Company's outstanding Old Notes (as defined in Note 2 - Reorganization in Notes to Consolidated Financial Statements) and the Company's labor unions. The Bankruptcy Court confirmed the Company's First Amended Joint Plan of Reorganization, as modified (the "Plan of Reorganization") on July 19, 1996, and the Plan of Reorganization became effective on August 2, 1996 (the "Effective Date").

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

          On the Effective Date, the Company entered into a loan agreement (the "Loan Agreement") with National Bank of Canada ("NBC""), as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Schroder Bank and Trust Company, under which the lenders provided a working capital and letter of credit facility and a term loan. The Loan Agreement permits the Company to borrow, under the working capital and letter of credit facility, up to the lesser of: (a) $27.5 million (subsequently increased to $32 million in November 1997) and (b) the applicable borrowing base. Funds borrowed under such facility are available for general corporate purposes of the Company.
The Loan Agreement also provides the Company a $10.0 million term loan, which has been used to fund certain obligations of the Company under the Plan of Reorganization, including an employee buyout offer and a health and welfare plan required by the modified collective bargaining agreements, professional fees and "cure amounts" relating to executory contracts, secured financing and unexpired leases. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a description of the Loan Agreement.

Business Strategy

          The Company's general business strategy is to continue to build and improve on its current strengths which consist of: (a) high quality perishable departments; (b) market leading position and competitive pricing; (c) customer service; (d) excellent locations; and (e) the "Homeland Savings Card," a customer loyalty card program. The Company is also able to effectively reach a large customer base with its weekly advertising inserts and radio and television media advertisement. In addition, the Company is upgrading its stores by focusing its capital expenditures on projects that will improve the overall condition of the stores.

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

          The Company is anticipating growth in home meal replacement business through the development of hot and chilled meal solutions for lunch and dinner. Capital investment is being made to support the growth of these products and menus are being developed to match the quick meal and entertainment needs of its customers.

          The Company's plan also involves reviewing marginal and unprofitable stores for closing and reviewing new sites, independent stores or new markets for growth in its market share. The Company closed 14 stores in 1995 and closed 2 additional stores in 1996. The Company also sold its store in Ponca City, Oklahoma in April 1996. In 1997, the Company acquired 4 stores, two in Oklahoma City, Oklahoma, one in Shawnee, Oklahoma and the other in Lawton, Oklahoma.

          For additional information, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Homeland Supermarkets

          The Company's current network of stores features three basic store formats. Homeland's conventional stores are primarily in the 25,000 total square feet range and carry the traditional mix of grocery, meat, produce and variety products. These stores contain more than 20,000 stock keeping units, including food and general merchandise. Sales volumes of conventional stores range from $60,000 to $125,000 per week. Homeland's superstores are in the 35,000 total square feet range and offer, in addition to the traditional departments, two or more specialty departments. Sales volumes of superstores range from $95,000 to $265,000 per week. Homeland's combo store format includes stores of approximately 45,000 total square feet and larger and was designed to enable the Company to expand shelf space devoted to general merchandise. Sales volumes of combo stores range from $140,000 to $310,000 per week. The Company's new stores and certain remodeled locations have incorporated Homeland's new, larger superstore and combo formats.

          Of the 70 stores operated by the Company as of March 18, 1998, 10 are conventional stores, 49 are superstores and 11 are combo stores.

          The chart below summarizes Homeland's store development over the last three fiscal years:


                                                    Fiscal Year Ended
                                           1/3/98 (1)    12/28/96    12/30/95
Average sales per store
 (in millions).............................$     7.9    $   7.9   $    7.9 (2)

Average total square feet
 per store....................................37,232     37,295     38,204 (2)

Average sales per
 square foot................................... $212       $212       $207 (2)

Number of stores:
 Stores at start of period....................    66         68        111
 Stores remodeled.............................     6          4          5
 New stores opened............................     4          1          0
 Stores sold or closed........................     0          3         43
 Stores at end of period......................    70         66         68

Size of stores:
 Less than 25,000 sq. ft......................     7          7          8
 25,000 to 35,000 sq. ft......................    27         24         24
 35,000 sq. ft. or greater....................    35         35         36

Store formats:
 Conventional.................................    10         10         11
 SuperStore...................................    49         45         44
 Combo........................................    11         11         13

(1) 53 weeks' data.
(2) Reflects the operations of the 68 stores remaining after the AWG
    Transaction.

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



Merchandising Strategy and Pricing

          The Company's merchandising strategy emphasizes a competitive pricing structure, as well as leadership in quality products and service, selection, convenient store locations, specialty departments and perishable products (i.e., meat, produce, bakery and seafood). The Company's strategy is to price competitively with targeted supermarket operator in each market area. In certain areas with discount store competition, the Company will be competitive on high-volume, price sensitive items. The Company's in-store promotion strategy is to offer all display items at a lower price than the store's regular price and at or below the price offered by the store's competitors. The Company also offers double coupons, with some limitations, in all areas in which it operates.

Customer Service

          The Company's stores provide a variety of customer services including, among other things, carry-out services, facsimile services, automated teller machines, pharmacies, video rentals, check cashing, utility payments, money transfers and money orders. The Company believes it is able to attract new customers and retain its existing customers because of its level of customer service and convenience.

Advertising and Promotion

          All advertising and promotion decisions are made by the Company's corporate merchandising and advertising staff. The Company's advertising strategy is designed to enhance its value-oriented merchandising concept and emphasize its reputation for variety and quality. Accordingly, the Company is focused on presenting itself as a competitively-priced, promotions-oriented operator that offers value to its customers and an extensive selection of high quality merchandise in clean, attractive stores. This strategy allows the Company to accomplish its marketing goals of attracting new customers and building loyalty with existing customers. In addition, new signage was implemented in the stores calling attention to various in-store specials and creating a friendlier and more stimulating shopping experience.

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

          In September 1995, the Company introduced a customer loyalty card called the "Homeland Savings Card," in its Amarillo, Texas stores. The Company introduced the "Homeland Savings Card" in its other stores in August 1996. The Company believes that it is the only supermarket chain in its market area that can capitalize on a customer loyalty card program because of the Company's advertising coverage and its leading market share.

Products

          The Company provides a wide selection of name-brand and private label products to its customers. All stores carry a full line of meat, dairy, produce, frozen food, health and beauty aids and selected general merchandise. As of the close of fiscal year 1997, approximately 83% of the Company's stores had service delicatessens and/or bakeries and approximately 63% had in-store pharmacies. In addition, some stores provide additional specialty departments that offer ethnic food, fresh and frozen seafood, floral services and salad bars.

          The Company's private label name is "Pride of America." The Company's private label program allows customers to purchase high quality products at lower than national brand retail prices. The Company's private label products include over 400 items covering most major categories in the Company's stores, including dairy products, meat, frozen foods, canned fruits and vegetables and eggs.

          As a result of the Company's supply relationship with AWG, the Company's stores also offer certain AWG private label goods, including Best Choice and Always Save.

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

          Pursuant to the Supply Agreement, AWG is required to supply products to the Company at the lowest prices and on the best terms available to AWG's retail members. In addition, the Company is: (a) eligible to participate in certain cost-savings programs available to AWG's other retail members; (b) is entitled to receive certain member rebates and refunds based on the dollar amount of the Company's purchases from AWG's distribution center; and (c) is to receive periodic cash payments from AWG, up to a maximum of $1.2 million per fiscal quarter, based on the dollar amount of the Company's purchases from AWG's distribution centers during such fiscal quarter.

          The Company purchases goods from AWG on an open account basis.
AWG requires that each member's account be secured by a letter of credit or certain other collateral in an amount based on such member's estimated weekly purchases through the AWG distribution center. The Company's open account with AWG, as of March 18, 1998, is secured by a $3.3 million letter of credit (the "AWG Letter of Credit") issued in favor of AWG by NBC. In addition, the Company's obligations to AWG are secured by a first lien on all "AWG Equity" owned from time to time by the Company, which includes, among other things, AWG membership stock, the Company's right to receive monthly payments and certain other rebates, refunds and other credits owed to the Company by AWG (including patronage refund certificates, direct patronage or year-end patronage and concentrated purchase allowances).

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

Employees and Labor Relations

          At March 18, 1998, the Company had a total of 4,287 employees, of whom 3,001, or approximately 70%, were employed on a part-time basis. The Company employs 4,181 in its supermarket operations. The remaining employees are corporate and administrative personnel.

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

          Upon the consummation date of the Employee Buyout Offer, 833 of the Company's unionized employees accepted the Employee Buyout Offer. The Company paid approximately $6.0 million in the aggregate (which excludes the Company's portion of payroll taxes) with each employee receiving an amount that ranged from $4,500 to $11,000 (depending on job classification, date of hire and full- or part-time status). The Employee Buyout Offer payment was funded through borrowings under the Loan Agreement.

Computer and Management Information Systems

          During 1995, the Company installed new client/server systems in order to enhance its information management capabilities, improve its competitive position and enable the Company to terminate its outsourcing arrangement. The new systems include the following features: time and attendance, human resource, accounting and budget tracking, and scan support and merchandising systems. In 1997, the Company installed a direct store delivery system and a check verification and credit card system. The Company is currently installing a centralized scale and pricing system for its meat, deli and bakery departments with installation expected to be completed by the end of 1998.

          The Company has scanning checkout systems in all of its 70 stores. The Company will continue to invest and upgrade its scanning and point-of-sale systems to improve efficiency. The Company utilizes the information collected through its scanner systems to track sales and to coordinate purchasing. The Company also utilizes the information collected on the purchases made by its "Homeland Savings Card" holders to target its promotional activities on this market segment. See "Business -- Advertising and Promotion."

Competition

          The supermarket business in the Company's market area is highly competitive, but very fragmented, and includes numerous independent operators. The Company estimates that these operators represent a substantial percentage of its markets. The Company also competes with larger store chains such as Albertson's and Wal-Mart, which operate 27 stores and 13 stores, respectively, in the Company's market areas, "price impact" stores such as Crest, large independent store groups such as IGA, regional chains such as United and discount warehouse stores.

          The Company is a leading supermarket chain in Oklahoma, southern Kansas and the Texas Panhandle region. The Company attributes its leading market position to certain advantages it has over certain of its competitors including its high quality perishable departments, effective advertising, excellent long-standing store locations and a strong reputation within the communities in which the Company operates.

          The Company's business has been adversely affected in recent years by the entry of new competition into the Company's key markets, which has resulted in a decline in the Company's comparable store sales in 1995 and 1997. In 1995, there were 8 competitive openings in the Company's market areas including 1 new Wal-Mart supercenter and 3 new Albertson's. In 1996, there were 6 additional competitive openings in the Company's market areas, including 1 new Albertson's. In 1997, there were 8 additional competitive openings in the Company's market area, including 3 new Wal-Mart's and 2 new Albertson's. Based on information publicly available, the Company expects that, between mid- to late-1998, Albertson's will open 1 new store, Wal-Mart will open 3 new stores and independents will open 3 additional stores.

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

ITEM 2.   PROPERTIES

          Of the 70 supermarkets operated by the Company, 14 are owned by Homeland and the balance are held under leases which expire at various times between 1998 and 2016. Most of the leases are subject up to six (6) five-year renewal options. Out of 56 leased stores, only four have terms (including option periods) of fewer than 10 years remaining. Most of the leases require the payment of taxes, insurance and maintenance costs and many of the leases provide for additional contingent rentals based on sales in excess of certain stipulated amounts. No individual store operated by Homeland is by itself material to the financial performance or condition of Homeland as a whole. The average rent per square foot under Homeland's existing leases is $3.12 (without regard to amortization of beneficial interest).

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted by Holding to a vote of Holding's security holders during the quarter ended January 3, 1998.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS

          The Common Stock of Holding commenced public trading on the Nasdaq National Market System ("Nasdaq/NMS") on April 14, 1997. On March 18, 1998, there are 577 stockholders of record. High and low sales prices of the Common Stock as reported by Nasdaq/NMS for each fiscal quarter of 1997 following the commencement of the Nasdaq/NMS listing are listed below:

                                           High            Low
          June 14, 1997                   $9.000          $6.250
          September 6, 1997               $8.813          $7.500
          January 3, 1998                 $9.000          $6.500

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

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The following table sets forth selected consolidated financial data of the Company which has been derived from financial statements of the Company for the 53 weeks ended January 3, 1998, and 20 weeks ended December 28, 1996 (Successor Company), the 32 weeks ended August 10, 1996, and the 52 weeks ended December 30, 1995, December 31, 1994, and January 1, 1994 (Predecessor Company), respectively, which have been audited by Coopers & Lybrand L.L.P. See "Notes to Selected Consolidated Financial Data" for additional information.

          As discussed in "Business -- Restructuring," the Company emerged from Chapter 11 proceedings effective August 2, 1996. For financial reporting purposes, the Company accounted for the consummation of the Restructuring effective as of August 10, 1996. The Company has adopted "fresh-start" reporting pursuant to SOP No. 90-7. The periods prior to the Restructuring have been designated "Predecessor Company" and the periods subsequent to the Restructuring have been designated "Successor Company."

          The selected consolidated financial data should be read in conjunction with the respective consolidated financial statements and notes thereto which are contained elsewhere herein.





                                (In thousands, except per share amounts)

                                                  Successor Company                      Predecessor Company

                                                53 weeks      20 weeks       32 weeks      52 weeks        52 weeks        52 weeks
                                                 ended         ended          ended         ended           ended           ended
                                                 1/3/98       12/28/96        8/10/96      12/30/95        12/31/94        01/01/94


Summary of Operations Data:

 Sales, net                                    $  527,993    $ 204,026      $ 323,747     $ 630,275       $ 785,121       $ 810,967

 Cost of sales                                    401,691      154,099        244,423       479,119         588,405         603,220

 Gross profit                                     126,302       49,927         79,324       151,156         196,716         207,747

 Selling and administrative expense               112,322       44,029         73,000       151,985         196,643         190,483

 Operational restructuring costs (1)                 -            -              -           12,639          23,205            -

 Amortization of excess reorganization
  value (2)                                        14,527        5,819           -             -               -               -

 Operating profit (loss)                             (547)          79          6,324       (13,468)        (20,132)         17,264

 Gain on sale of plants                              -            -              -             -               -              2,618

 Interest expense                                  (8,408)      (3,199)        (5,639)      (15,992)        (18,067)        (18,928)

 Income (loss) before reorganization
  items, income taxes and
  extraordinary items                              (8,955)      (3,120)           685       (29,460)        (38,199)            954

 Reorganization items (3)                            -            -           (25,996)         -               -               -

 Income tax benefit (provision)                    (1,689)        -              -             -             (2,446)          3,252

 Income (loss) before extraordinary items         (10,644)      (3,120)       (25,311)      (29,460)        (40,645)          4,206

 Extraordinary items (4)(5)(6)                       -            -            63,118        (2,330)           -             (3,924)

 Net income (loss)                                (10,644)      (3,120)        37,807       (31,790)        (40,645)            282

 Reduction in redemption value -
  redeemable common stock                            -            -              -              940           7,284            -

 Net income (loss) available to common
  stockholders                                  $ (10,644)   $  (3,120)     $  37,807     $ (30,850)      $ (33,361)      $     282

 Basis and diluted net income (loss) per
  common share (7)                              $   (2.23)   $   (0.66)     $    1.16     $   (0.93)      $   (0.96)      $    0.01


Consolidated Balance Sheet Data:                 1/3/98       12/28/96        8/10/96      12/30/95        12/31/94        01/01/94

 Total assets                                   $ 166,041    $ 168,486      $ 129,679     $ 137,582       $ 239,134       $ 274,290

 Long-term obligations, including current
  portion of long-term debt obligations         $  86,002    $  80,568      $ 124,411     $ 124,242       $ 176,731       $ 172,600

 Redeemable common stock                        $    -       $    -         $      17     $      17       $   1,235       $   8,853

 Stockholders' equity (deficit)                 $  42,324    $  52,941      $ (38,057)    $ (28,106)      $   4,071       $  36,860









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

(3) As a result of the Company's Restructuring, the Company recorded certain reorganization expenses separately in accordance to SOP 90-7. Reorganization items for 1996 consist of: (a) $7,200 of allowed claims in excess of liabilities; (b) $4,250 in professional fees; (c) $6,386 in employee buyout expenses; and (d) $8,160 in adjusting certain assets and liabilities to estimated fair value.

(4) Extraordinary items during 1996 consist of obligations of the Company that were discharged by the Bankruptcy Court pursuant to the Company's Plan of Reorganization.

(5) Extraordinary items during 1995 included the payment of $906 in premiums and consent fees on the redemption of $15,600 of the Company's Old Notes and the write-off of $1,424 in unamortized financing costs related to the Old Notes so redeemed and the prior revolving credit facility.

(6) Extraordinary items during 1993 included the payment of approximately $2,776 in premiums on the redemption of $47,750 in aggregate principal amount of the Company's remaining 15-1/2% Subordinated Notes due November 1, 1997 (the "Subordinated Notes") at a purchase price of 105.8% of the outstanding principal amount, and the write-off of $1,148 in unamortized financing costs related to the Subordinated Notes so redeemed.

(7) Old Common Stock held by management investors are presented as redeemable common stock and excluded from stockholder's equity since the Company had agreed to repurchase such shares under certain defined conditions, such as death, retirement or permanent disability. In addition, net income (loss) per common share reflects the accretion in/reduction to redemption value as a reduction/increase in income available to all common stockholders.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          General

               As discussed in Note 2 to the accompanying Consolidated Financial Statements of Holding and Subsidiary, the Company's Plan of Reorganization became effective on August 2, 1996. For financial reporting purposes, the Company accounted for the consummation of the Restructuring effective as of August 10, 1996. The Company has adopted "fresh-start" reporting pursuant to SOP No. 90-7. The periods prior to the Restructuring have been designated "Predecessor Company" and the periods subsequent to the Restructuring have been designated "Successor Company." For purposes of the discussion of Results of Operations and Liquidity and Capital Resources for the fifty-two weeks ended December 28, 1996, the results of the Predecessor Company and Successor Company have been combined.

               Because of the adjustments associated with the adoption of "fresh-start" reporting pursuant to SOP No. 90-7, the periods prior to and subsequent to the Effective Date for financial reporting purposes are not necessarily comparable. In addition, it is difficult to identify trends between periods which are not necessarily comparable, particularly to the extent prior trends have been affected by the Restructuring.

               The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales for the periods indicated:

                                                        Fiscal Year

                                                1997        1996       1995

Sales, net..................................  100.00%     100.00%      100.00%
Cost of sales...............................   76.08       75.51        76.02
 Gross profit...............................   23.92       24.49        23.98

Selling and administrative..................   21.27       22.17        24.11
Amortization of excess
 reorganization  value......................    2.75        1.10          -
Operational restructuring costs.............     -           -           2.01
Operating profit (loss).....................   (0.10)       1.22        (2.14)
Interest expense............................   (1.59)      (1.67)       (2.53)

Income (loss) before reorganization
 items, income taxes and
 extraordinary items........................   (1.69)      (0.45)       (4.67)
Reorganization items........................     -         (4.93)         -
Income (loss) before income
 taxes and extraordinary items..............   (1.69)      (5.38)       (4.67)
Income tax benefit (provision)..............   (0.32)        -            -
Income (loss) before
 extraordinary items........................   (2.01)      (5.38)       (4.67)

Extraordinary items.........................     -         11.96        (0.37)

Net income (loss)...........................   (2.01)       6.58        (5.04)



          Comparison of Fifty-Three Weeks Ended January 3, 1998, with Fifty-Two Weeks Ended December 28, 1996.

          Net sales for 1997 amounted to $528.0 million, a slight increase from the net sales of $527.8 million in 1996. The slight increase is attributable to the additional week in 1997 and the newly acquired stores. Excluding the additional week, 1997 net sales were $517.2 million, a 2% decline from 1996. The Company acquired four new stores in 1997, one on August 11, 1997, and the other three on October 15, 1997.

          The Company's comparable store sales for the 66 stores that were in operation throughout 1997 decreased 3.2%. The decrease in comparable store sales was attributable to the eight new competitive store openings and lower food price inflation as well as lower sales to food stamp recipients as a result of more stringent eligibility requirements. The decrease was somewhat offset by grand opening events at certain of the Company's stores plus the closing of five Food Lion stores in the Company's market area in October 1997.

          Gross profit as a percentage of sales decreased to 23.9% in 1997 compared to 24.5% in 1996. The decrease in gross profit margin was primarily a result of increased promotional activities as the Company responded to certain new competitive store openings and special advertisements at the grand openings of six remodeled stores.

          Selling and administrative expenses as a percentage of sales decreased in 1997 to 21.3% of sales as compared to 22.2% in 1996. The decrease in selling and administrative expense is primarily a result of lower labor costs associated with the Modified Union Agreements and lower occupancy cost that resulted from renegotiated leases. The labor savings from the Modified Union Agreements were somewhat offset by the federally-mandated minimum wage increases.

          The amortization of the excess reorganization value amounted to $14.5 million in 1997. The excess reorganization value is being amortized over three years, on a straight line basis. The excess reorganization value will be fully amortized by the third quarter of 1999.

          Interest expenses decreased slightly to $8.4 million in 1997 from $8.8 million in 1996. The decrease is a result of higher borrowings by the Predecessor Company during the 32 weeks ended August 10, 1996, and to a lesser degree, a decline in interest rates.

          The Company recorded $1.7 million of income tax expense for 1997, of which $1.6 million was deferred income tax. In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. At January 3, 1998, the Company had a tax net operating loss carryforward of approximately $40.9 million, which may be utilized to offset future taxable income to the limited amount of $3.5 million for 1998 and $3.3 million per year thereafter.

          EBITDA (as defined hereinafter) amounted to $22.5 million or 4.3% of net sales in 1997 as compared to $19.5 million or 3.7% of net sales in 1996. The improvement in EBITDA resulted primarily from reduced selling and administrative expenses. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

          Comparison of Fifty-Two Weeks Ended December 28, 1996, with Fifty-Two Weeks Ended December 30, 1995.

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

          The Company's comparable store sales for the 65 stores in operation through 1996 increased by 0.3%. This increase was due primarily to the introduction of the "Homeland Savings Card" in August 1996, and increased promotional activities. See "Business - - Advertising and Promotion."

          Gross profit as a percentage of sales for 1996 increased to 24.5% from 24.0% in 1995. This improvement in gross profit is attributable to an improved purchasing environment resulting from the Company better adapting to purchasing its merchandise from AWG, rather than operating on a self-supplied basis as it did prior to April 1995. See "Business -- AWG Transaction." During 1995 (after the consummation of the AWG Transaction in April 1995), the Company experienced a number of difficulties associated with this conversion from self-supply. These difficulties were largely resolved in 1996 and the Company improved its purchasing skills. The higher gross profit from the improved purchasing environment was partially offset by more promotional activities in the fourth quarter of 1996 with the introduction of the "Homeland Savings Card."

          Selling and administrative expenses as a percentage of sales decreased in 1996 to 22.2% of sales from 24.1% in 1995. The percentage decline is due to cost controls, including reductions in corporate support functions and lower operating and occupancy costs commencing as of the Effective Date. These lower costs include the wage rate and benefit contribution reduction associated with the Modified Union Agreements, certain lease and secured financing concessions, and the rejection of certain burdensome executory contracts in connection with the Restructuring. See "Business -- Restructuring." Cost savings from the Modified Union Agreements were somewhat offset by increased costs associated with training new employees that were hired to replace the 19% of the work force that accepted the Employee Buyout Offer and by an increase in the federally mandated minimum wage on October 1, 1996. See "Business -- Employees and Labor Relations."

          Interest expense decreased from $16.0 million in 1995 to $8.8 million in 1996. This decrease is primarily due to the non-accrual of interest on the Old Notes during the bankruptcy proceedings and the restructuring of certain indebtedness of the Company, principally the Old Notes, during 1996. The decline in indebtedness associated with the restructuring of the Old Notes was offset, in part, by the term loan obtained by the Company under the Plan of Reorganization to fund certain costs associated with the Restructuring.

          The Company recorded reorganization expenses of $26.0 million in 1996. The reorganization expenses consisted primarily of professional fees and "fresh-start" reporting adjustments. The excess reorganization value is being amortized over a three-year period and the amortized amount for 1996 was $5.8 million, reflecting amortization commencing after the Effective Date.

          The Company did not record any provision for income taxes for 1996. Operating loss carryforwards of the Company have been partially reduced by the debt discharged pursuant to the Plan of Reorganization. At December 28, 1996, the Company had tax net operating loss carryforwards of approximately $42.0 million.

          As of the Effective Date, pursuant to the terms of the Plan of Reorganization, certain debt of the Company, principally related to the Old Notes and the general unsecured claims of the Company, was discharged. This resulted in a recognition of extraordinary gain amounting to $63.1 million.

          EBITDA, before operational restructuring costs, amounted to $19.5 million or 3.69% of net sales in 1996 versus $10.5 million or 1.67% of net sales in 1995. The improvement in EBITDA is due primarily to factors reflected above including improved comparable store sales and decreases in selling and administrative expenses and interest expense associated with the Restructuring.

Liquidity and Capital Resources

          Debt. The primary sources of liquidity for the Company's operations have been borrowings under credit facilities and internally generated funds. On the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a Loan Agreement with NBC, as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Schroder Bank and Trust Company (subsequently assigned its position to IBJ Schroder Business Credit Corporation), under which those lenders provided a working capital and letter of credit facility and a term loan. The Loan Agreement permitted the Company to borrow, under the working capital and letter of credit facility, up to the lesser of (a) $27.5 million or (b) the applicable borrowing base. Funds borrowed under such facility are available for general corporate purposes of the Company.

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

          On November 24, 1997, the Company entered into an amendment to the Loan Agreement (the "Amendment") with its lenders which increased the maximum amount available under the working capital and letter of credit facility from $27.5 million to $32.0 million, added vendor receivables to the borrowing base (with an advance rate of 65%) and otherwise addressed the acquisition and conversion of the three Food Lion stores.

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

          The indebtedness under the Loan Agreement matures on August 1, 1999. The Term Loan, however, requires a principal paydown of approximately $0.4 million each calendar quarter. As of March 18, 1998, $9.2 million of the Term Loan remains outstanding.

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

          As of the Effective Date, the Company entered into an Indenture with Fleet National Bank, as trustee, under which the Company issued $60.0 Million of New Notes. The New Notes, which are unsecured, will mature on August 1, 2003. Interest on the New Notes accrues at the rate of 10% per annum and is payable on February 1 and August 1 of each year.

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

          The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) before operational restructuring costs, as presented below, is the Company's measurement of internally-generated operating cash for working capital needs, capital expenditures and payment of debt obligations:

                             53 Weeks Ended            52 Weeks Ended
                               January 3,       December 28,    December 30,
                                 1998             1996             1995

Income before reorganization
 items, income taxes and
 extraordinary items           $ (8,955)        $ (2,435)        $(29,460)

Interest expense                  8,408            8,838           15,992

Amortization of excess
 reorganization value            14,527            5,819             -

Operational restructuring
 costs                             -                -              12,639

Depreciation and amortization     8,525            7,243           11,373

EBITDA                         $ 22,505         $ 19,465         $ 10,544

As a percentage of sales          4.26%            3.69%            1.67%

As a multiple of interest
 expense                          2.68x            2.20x            0.66x

          The Company has positive cash flow from operations of $12.4 million as compared to negative cash flow of $3.7 million and $8.0 million for 1996 and 1995, respectively. The improvement in cash flow in 1997 was largely the result of improved operating performance and better working capital management.

          The Company's investing activities used net cash of $14.0 million and $5.2 million for 1997 and 1996, respectively, while it provided net cash of $65.1 million in 1995. The substantial increase in cash provided in investing activities for 1995 was the result of the sale of the warehouse, 29 stores and inventory to AWG. The Company invested $14.0 million, $6.9 million and $4.7 million in capital expenditures for 1997, 1996 and 1995, respectively. In August 1997 and October 1997, the Company acquired a Pratt Discount Food store and three Food Lion stores, respectively. The acquisitions amounted to approximately $3.6 million. The capital expenditures for 1997 were funded by internally-generated cash flows from operations and the revolving credit facility under the Loan Agreement.

          Financing activities of the Company provided net cash of $4.9 million and $4.0 million in 1997 and 1996, respectively, and used net cash of $51.0 million in 1995. The net cash provided in financing activities for 1997 was primarily the result of borrowings under the revolving facility of the Loan Agreement.

          The Company considers its capital expenditure program a critical and strategic part of the overall plan to support its market competitiveness. Cash capital expenditures for 1998 are expected to be at approximately $12.9 million. The Loan Agreement limits the Company's capital expenditures for 1998 to $13.0 million in cash capital expenditures and $7.0 million for capital leases. The 1998 capital expenditures are expected to be invested primarily in remodeling and maintenance of certain stores. The funds for the capital expenditures are expected to be provided by internally-generated cash flows from operations and borrowings under the Loan Agreement. As of March 18, 1998, the Company had $10.8 million of borrowings, $3.3 million of letters of credit outstanding and $15.6 million of availability under its revolving credit facility.

          The Company's ability to meet its working capital needs, meet its debt and interest obligations and capital expenditure requirements is dependent on its future operating performance. There can be no assurance that future operating performance will provide positive net cash and if the Company is not able to generate positive cash flow from its operations, management believes that this could have a material adverse effect on the Company's business.

          Information discussed herein includes statements that are forward-looking in nature, as defined in the Private Securities Litigation Reform Act. As with any forward-looking statements, these statements are subject to a number of factors and assumptions, including competitive activities, economic conditions in the market area and results of its future capital expenditures. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements.

Recently Issued Accounting Standards

          In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits and requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets. Both statements are effective for fiscal years beginning after December 15, 1997. Because these statements are limited to presentation and disclosure changes, their implementation will not have an impact on the Company's financial position or results of operations.

Year 2000

          The Company is currently working to resolve the impact of Year 2000 on its data information systems including store level systems. Based on management's most recent evaluation of this issue, the cost to address and correct any potential problems is not expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. The Company expects to resolve the Year 2000 issue by the first quarter of 1999.

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

          None.



                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below are the names, ages, present positions and years of service (in the case of members of management) of the directors and management of Homeland:

                                                             Years with the
                                                             Company and/or
                               Age   Position                   Safeway

John A. Shields*               55    Acting Chairman of the          --
                                     Board, Director

David B. Clark*                45    President, Chief Executive      --
                                     Officer and Director

Larry W. Kordisch*             50    Executive Vice President -       3
                                     Finance, Chief Financial
                                     Officer and Secretary

Steven M. Mason                43    Vice President - Marketing      27

Terry M. Marczewski*           43    Vice President and Controller    3

Prentess E. Alletag, Jr.       51    Vice President - Human          30
                                     Resources

Francis T. Wong*               38    Vice President - Finance,        9
                                     Treasurer and Assistant
                                     Secretary

Robert E. (Gene) Burris        51    Director                        --
Edward B. Krekeler, Jr.        54    Director                        --
Laurie M. Shahon               46    Director                        --
William B. Snow                66    Director                        --
David N. Weinstein             39    Director                        --


* Holding's Board of Directors is identical to that of Homeland. Mr. Shields serves as Holding's Acting Chairman of the Board, Mr. Clark as President and Chief Executive Officer, Mr. Kordisch as Executive Vice President - Finance, Chief Financial Officer and Secretary and Mr. Marczewski as Vice President and Controller and Mr. Wong as Vice President - Finance, Treasurer and Assistant Secretary.


          John A. Shields became a director of the Company in May 1993 and Acting Chairman of the Board in September 1997. Mr. Shields has been the Chairman and Chief Executive Officer of Delray Farms Fresh Markets, a retail perishables specialty chain, since January 1994. From 1983 to 1993, he served as President, Chief Executive Officer, Chief Operating Officer and a member of the Board of Directors of First National Supermarkets. Mr. Shields is a director of D.I.Y. Home Warehouse, Inc., Delray Farms, Inc. and Wild Oats Markets, Inc.

          David B. Clark became President, Chief Executive Officer and a
director of the Company in February 1998.   From 1996 to February 1998, Mr.
Clark was Executive Vice President, Merchandising and Distribution, for Bruno's, Inc., a $2.8 billion sales company with over 200 stores, having joined in 1995 as Senior Vice President, Operations and Distribution. Bruno's Inc. filed Chapter 11 bankruptcy on February 2, 1998. From 1992 through 1995, Mr. Clark was Vice President, Operations and subsequently Executive Vice President, Merchandising and Operations for the Cub Foods Division of Super Valu, Inc., responsible for stores producing sales volume of $1.7 billion.

          Larry W. Kordisch joined the Company in February 1995 and became Executive Vice President - Finance, Treasurer, Chief Financial Officer and Secretary as of May 1995. Prior to joining Homeland, Mr. Kordisch served as Executive Vice President - Finance and Administration, Chief Financial Officer and member of the Board of Directors of Scrivner, Inc. and was responsible for the Finance, Accounting, Risk Management, Legal and Administrative functions. Mr. Kordisch is a director of Eateries, Inc.

          Steven M. Mason joined Safeway in 1970 and the Oklahoma Division in 1986. At the time of the acquisition of the Oklahoma division of Safeway by Homeland, he was serving as Special Projects Coordinator for the Oklahoma Division. In November 1987, he joined Homeland and in October 1988, he was appointed to the position of Vice President - Retail Operations. In October 1993, Mr. Mason was appointed to the position of Vice President - Marketing.

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

          Prentess E. Alletag, Jr. joined the Oklahoma Division in October 1969, where, at the time of the acquisition of the Oklahoma division of Safeway by Homeland, he was serving as Human Resources and Public Affairs Manager. In November 1987, Mr. Alletag joined Homeland as Vice President - Human Resources.

          Francis T. Wong joined the Company in July 1989. In 1997, Mr. Wong was appointed to the additional position of Vice President - Finance. From December 1996 to August 1997, Mr. Wong was the Treasurer and Assistant Secretary. Prior to this appointment, Mr. Wong served as Director of Finance, Assistant Secretary and Assistant Treasurer of the Company.

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

          Edward B. Krekeler, Jr. became a director of the Company on August
2, 1996.  Mr. Krekeler has been a senior product manager of First National
Bank of North Dakota since September 1997. From 1994 to August 1997, he was the President of Krekeler Enterprises, Ltd., a corporate financial consulting firm. From 1984 to 1994, he served in various positions as an officer of Washington Square Capital, Inc., including Vice-President, Special
Investments, Vice-President, Administration, Private Placements, Vice-President, Portfolio Manager, Private Placements, and Chief Investment Analyst. From 1970 to 1984, Mr. Krekeler was Director, Fixed Income Investments, of
The Ohio National Life Insurance Company, Inc. He was Chairman of the Board of Directors of Convenient Food Marts, Inc. from 1990 to 1994.

          Laurie M. Shahon became a director of the Company on August 2, 1996. Ms. Shahon has been President of Wilton Capital Group, a private direct investment firm since January 1994. Ms. Shahon previously served as Vice Chairman and Chief Operating Officer of Color Tile, Inc. in 1989. From 1988 to 1993, she served as Managing Director of 21 International Holdings, Inc., a private holding company. From 1980 to 1988, she was Vice President of Salomon Brothers Inc, where she was founder and head of the retailing and consumer products group. Ms. Shahon is a director of Arbor Drugs, Inc., One Price Clothing Stores, Inc. and Ames Department Stores, Inc.

          William B. Snow became a director of the Company on August 2, 1996. Mr. Snow previously served as Vice Chairman of Movie Gallery, Inc., the second largest video specialty retailer in the United States from 1994 to 1997. From 1985 to 1994, he was Executive Vice President and a director of Consolidated Stores Corporation. From 1980 to 1985, Mr. Snow was Chairman, President and Chief Executive Officer of Amerimark, Inc., a diversified supermarket retailer and institutional food service distributor. From 1974 to 1980, he was President of Continental Foodservice, Inc.  From 1966 to 1974,
Mr. Snow was Senior Vice President of Hartmarx, Inc.   Mr. Snow is a director
of Movie Gallery, Inc. and Action Industries, Inc.

          David N. Weinstein became a director of the Company on August 2, 1996. He is a Managing Director of the High Yield Capital Markets group at BancBoston Securities, Inc. From 1993 to March 1996, he served as Managing Director and High Yield Capital Market Specialist of Chase Securities, Inc. Mr. Weinstein is also a director of Ithaca Industries, Inc.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934 (the "1934 Act")

          Section 16 (a) of the 1934 Act requires directors, executive officers and persons who are the beneficial owners of more than 10% of any class of any equity security of the Company to file reports with the Securities and Exchange Commission (the "SEC").

          Two directors failed to file timely reports under Section 16(a) with respect to the year ended January 3, 1998. John A. Shields failed to file a Form 4 to report his acquisition of 298 shares of Common Stock at a purchase price of $7.875 on September 5, 1997, and reported such acquisition on his timely filed Form 5. William B. Snow filed his Form 5 on February 19, 1998, two days after the Form 5 was required to be filed.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

          The following table provides certain summary information concerning compensation paid or accrued by the Company to, or on behalf of, the Company's Chief Executive Officer and each of the three other most highly compensated executive officers of the Company (hereinafter referred to as the "Named Executive Officers") for the fiscal years ended January 3, 1998, December 28, 1996 and December 30, 1995:

                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation

Name and                                        Long-Term
Principal                                      Compensation     All Other
Position                Year Salary   Bonus   Option Awards   Compensation (3)

David B. Clark (1)       1997 $    -    $    -         -           $   -
President, Chief
Executive Officer
and Director

James A. Demme (2)(4)    1997 $ 172,115 $    -         -           $  3,181
Former Chairman          1996   200,000   200,000   135,000           4,675
President and Chief      1995   200,000   100,000      -              4,396
Executive Officer

Larry W. Kordisch(4)(5)  1997 $ 166,154 $ 150,000      -           $  2,387
Executive Vice Pres.     1996   150,000   150,000    62,500           1,539
Finance, Chief Financial 1995   126,923   100,000      -              3,907
Officer and Secretary

Steven M. Mason(4)       1997 $ 135,519 $  24,469    12,000        $  2,865
Vice President -         1996   130,500   130,500      -              2,620
Marketing                1995   130,500    19,575      -              6,414

Terry M. Marczewski(6)   1997 $  98,462 $  17,813    12,000        $     86
Vice President -         1996    90,000    45,000      -                 86
Controller               1995    69,326    20,000      -                 43
_______________

(1)  Mr. Clark joined the Company in February 1998.

(2)  Mr. Demme resigned from the Company on September 19, 1997.

(3) Personal benefits provided to the Named Executive Officer under various Company programs do not exceed 10% of total annual salary and bonus reported for the Named Executive Officer.

(4) The Company provides reimbursement for medical benefit insurance premiums for certain of the Named Executive Officers. These persons obtain individual private medical benefit insurance policies with benefits substantially equivalent to the medical benefits currently provided under the Company's group plan. The Company also provides for life insurance premiums for executive officers, including certain Named Executive Officers and one other executive officer, who obtain private term life insurance policies with benefits of $500,000 per person. Amounts paid during 1997 are as follows: James A. Demme, $2,581; Larry
     W. Kordisch, $1,859; and Steven M. Mason, $2,705.

 (5) Mr. Kordisch joined the Company in February 1995 and was appointed Executive Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of the Company as of May 5, 1995.

(6) Mr. Marczewski joined the Company in April 1995 and was appointed the Chief Accounting Officer and Controller of the Company as of May 5, 1995.

The following table sets forth certain information with respect to grants of options to the Named Executive Officers during 1997:

                        Option Grants in Last Fiscal Year


                                                   Potential Realized Value at
                                                     Assumed Rates of Stock
                                                        Appreciation for
                  Individual Grants                       Option Terms
_____________________________________________________    _________________

                  Number of
                 Securities    % of Total
                 Underlying Options Granted
                  Options   to Employees   Exercise  Expiration
Name              Granted   in Fiscal Year  Price     Date     5%     10%

Steven M. Mason     12,000(1)   26.1%  $6.50   May 13, 2007  $49,054 $124,312

Terry M. Marczewski 12,000(1)   26.1%  $6.50   May 13, 2007  $49,054 $124,312

 (1) The options are exercisable in its entirety on January 1, 1998. As of March 18, 1998, none of these options have been exercised.

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

          In 1997, with the approval of the Company's stockholders, the Company established the Homeland Holding Corporation 1997 Non-Employee Directors Stock Option Plan ("Directors Plan"). The maximum number of shares of Common Stock which may be subject to options is 90,000. The Directors Plan is administered by a committee appointed by the Board of Directors. Options granted under this Plan are "non-qualified options." Any option granted will terminate and expire at the earlier of (a) 10 years from date of grant; (b) termination of optionee's directorship for cause; and (c) 45 days after termination of service as director for other than a result of removal for cause. As of July 15, 1997, each of the non-employee directors was granted the option to purchase up to 15,000 shares of Common Stock of Holding at $7 5/8 per share. The options granted become exercisable ratably over 3 years commencing on the grant date.




Employment Agreements

          On February 17, 1998, the Company entered into an employment agreement with David B. Clark, the Company's President and Chief Executive Officer, for an indefinite period. The agreement provides a base annual salary of $250,000 subject to increase from time to time at the discretion of the Board of Directors. Mr. Clark is also entitled to participate in the Company's incentive plan with a target annual bonus of 75% of his base annual salary. The agreement also provides for (a) relocation expenses of up to $45,000 as it relates to the sale and relocation of his residence; (b) a company car; (c) a temporary residence in Oklahoma City up to six months; (d) reimbursement of travel expenses up to two round trips per month; and (e) a loan of $125,000. Under the agreement, Mr. Clark is entitled to participate in the Company's employee benefit plans and programs generally available to employees and senior executives, if any. At the commencement of Mr. Clark's employment, he was granted options to purchase 100,000 shares of Common Stock of Holding at an exercise price of $5.50 per share and on June 1, 1998, Mr. Clark will be granted additional options to purchase 30,000 shares of Common Stock of Holding at an exercise price equal to the fair market value of the Common Stock as of such date. If the Company terminates Mr. Clark's employment for any reason other than cause or disability or his employment is terminated by Mr. Clark after February 16, 1999, following a change of control or certain trigger events (each as defined), Mr. Clark will be paid
(a) his annual base salary, (b) a pro rata amount of incentive compensation for the portion of the incentive year that precedes the date of termination, and (c) continuation of welfare benefit arrangements for a period of one year after the date of termination. Mr. Clark's loan of $125,000 from the Company shall be deemed to be cancelled with all accrued interest if he remains in continuous employment until February 16, 2001 or upon his termination of employment on or after February 16, 1999, following a change in control or trigger event.

          On September 26, 1995, the Company entered into an employment agreement with Larry W. Kordisch, the Company's Executive Vice President-Finance and Chief Financial Officer. The agreement provides for a base annual salary of not less than $150,000, subject to increase from time to time at the discretion of the Board of Directors. Mr. Kordisch is also entitled to participate in the Management Incentive Plan based upon the attainment of performance objectives as the Board of Directors shall determine from time to time. The agreement was amended in April 1996 and on September 19, 1997, to provide that, if the agreement is terminated by the Company for other than cause or disability prior to December 31, 1999, or is terminated by Mr. Kordisch following a change of control or a trigger event (as defined), Mr. Kordisch is entitled to receive (a) payment, which would not be subject to any offset as a result of his receiving compensation from other employment, equal to two years' salary, plus a pro rata amount of the incentive compensation for the portion of the incentive year that precedes the date of termination, and (b) continuation of welfare benefit arrangements for a
period of two years after the date of termination.   In addition, the
September 19, 1997, amendment also provides Mr. Kordisch with a minimum guaranteed bonus of $100,000 for fiscal 1997 plus a special bonus of $50,000 for the additional duties performed as acting chief executive officer.

          On February 25, 1998, the Company entered into agreements with Steven M. Mason, the Company's Vice President of Marketing, and Terry M. Marczewski, the Company's Vice President and Controller. The agreements provide that in the event their employment is terminated prior to December 31, 1998, for any reason other than cause or disability, the Company will continue to pay them their base salary for a period of one year plus a pro rata target amount of the incentive compensation for the portion of the incentive year that precedes the date of termination.

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

Management Incentive Plan

          Homeland maintains a Management Incentive Plan to provide incentive bonuses for members of its management and key employees. Bonuses are determined according to a formula based on both corporate, store and individual performance and accomplishments or other achievements and are paid only if minimum performance and/or accomplishment targets are reached. At minimum performance level, the bonus payout ranges from 25% to 50% of salaries for officers (as set forth in the plan), including the Chief Executive Officer. Maximum bonus payouts range from 100% to 200% of salary for officers and up to 200% of salary for the Chief Executive Officer. Performance levels must significantly exceed target levels before the maximum bonuses will be paid. Under limited circumstances, individual bonus amounts can exceed these levels if approved by the Compensation Committee of the Board. Incentive bonuses paid to managers and supervisors vary according to their reporting and responsibility levels. The plan is administered by a committee consisting, unless otherwise determined by the Board of Directors, of members of the Board who are ineligible to participate in the plan. Incentive bonuses earned for certain highly compensated executive officers under the plan for performance during fiscal year 1997 are included in the Summary Compensation Table.

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

          Under the retirement plan, estimated annual benefits payable to the named executive officers of Homeland upon retirement at age 65, assuming no changes in covered compensation or the social security wage base, would be as follows: David B. Clark, $52,946; Larry W. Kordisch, $47,270; Steven M. Mason, $88,539; and Terry M. Marczewski, $60,038.

Management Stock Option Plan

          In December 1996, the Board of Directors of the Company, pursuant to the Plan of Reorganization, adopted the Homeland Holding Corporation 1996 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan, to be administered by the Board of Directors ("Board"), or a committee of the Board (the "Committee"), provides for the granting of options to purchase up to an aggregate of up to 432,222 shares of Common Stock. Options granted under the Stock Option Plan are "non-qualified options." The option price of each option must not be less than the fair market value as determined by the Board or the Committee. Unless the Board or the Committee otherwise determines, options shall become exercisable ratably over a five-year period or immediately in the event of a "change of control" as defined in the Stock Option Plan. Each option must be evidenced by a written agreement and must expire and terminate on the earliest of (a) ten years from the date the option is granted (b) termination for cause and (c) three months after termination for other than cause.

Compensation Committee Report

          The Company's Compensation and Benefits Committee was formed in September 1996 at the first meeting of the newly installed Board of Directors. See "Directors and Executive Officers of the Registrant." The duties of the Compensation and Benefits Committee will include the review and recommendation of salary, other compensation arrangements for the officers, management incentive and stock option plans, including the 1997 Management Incentive Plan, the Stock Option Plan and the Directors Plan.

          No member of the Compensation and Benefits Committee is a current or former officer or employee of the Company.

Compensation Committee Interlocks and Insider Participation

          Ms. Shahon and Messrs. Snow and Shields serve on the Company's Compensation and Benefits Committee of the Board of Directors. During 1995, Mr. Shields received $166,662 from CD&R for consulting fees for services provided to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          Under the Company's Plan of Reorganization, each holder of a general unsecured claim against the Company, including $40.1 million of general unsecured claims in respect of the Old Notes, will receive its ratable share of 4,450,000 shares of Common Stock, based on the amount of such holder's claim relative to all general unsecured claims. As of March 18, 1998, the final amount of the general unsecured claims has not been determined.

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

          Set forth below is certain information as of March 18, 1998, regarding the beneficial ownership of Holding's Common Stock by: (a) any person or group known to have beneficial ownership of more than 5% of the Common Stock of Holding; (b) each of the Named Executive Officers; (c) each director; (d) other officers of the Company and (e) all directors, Named Executive Officers and officers as a group:


                                            Shares
                                          Beneficially       Percent of
Name of Beneficial Owner                    Owned             Class
Soros Fund Management, LLC (1)             630,815             12.71%
888 Seventh Avenue, 33rd Floor
New York, NY  10106

Jeffrey D. Tannebaum (2)                   540,196             10.89%
Fir Tree Partners
1211 Avenue of the Americas
New York, NY  10036

Franklin Resources, Inc. (3)               405,662              8.18%
777 Mariners Island Boulevard
San Mateo, CA  94404

John A. Shields (4)(5)                       6,498               *
David B. Clark (6)                            -                  -
Larry W. Kordisch (7)                       62,500              1.26%
Steve M. Mason (8)(9)                       12,665               *
Terry M. Marczewski (8)                     12,000               *
Prentess E. Alletag (10)                    12,792               *
Francis T. Wong (11)                        10,400               *
Robert E. (Gene) Burris (4)                  5,000               *
Edward B. Krekeler, Jr. (4)                  5,000               *
Laurie M. Shahon (4)                         5,000               *
William B. Snow (4)                          5,000               *
David N. Weinstein (4)                       5,000               *

Officers and directors as a group
 (12 persons)                              141,855              2.86%
______________________
*  Less than 1%

(1) Based on the Schedule 13G filed by Soros Fund Management LLC, these shares are held for the accounts of Quantum Partners (as defined below) and Quasar Partners (as defined below). Soros Fund Management LLC, a Delaware limited liability company, serves as principal investment manager to Quantum Partners LDC, a Cayman Island exempted duration company ("Quantum Partners"), and Quasar International Partners, C.V., a Netherlands Antilles limited partnership ("Quasar Partners"), and as such, has been granted investment discretion over the shares of Holding.

(2) Based on the Schedule 13D filed by Mr. Jeffrey Tannebaum and Fir Tree Partners, these shares are for the accounts of Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P. and Fir Tree Value Partners LDC. Mr. Tannebaum is the sole shareholder, officer, director and principal of Fir Tree Partners and he serves as general partner of the Fir Tree Value Fund L.P. and the Fir Tree Institutional Value Fund L.P. and as an investment advisor to the Fir Tree Value Partners LDC.

(3) Based on the Schedule 13G filed by Franklin Resources, Inc., these shares are beneficially-owned by one or more open or closed-end investment companies or other managed accounts which are advised by direct or indirect investment advisory subsidiaries of Franklin Resources, Inc.

(4) Stock options for 15,000 shares were granted to each director under the Directors Plan in 1997. The options are exercisable ratably over three years commencing July 15, 1997, and will expire on July 15, 2007.

(5)       Mr. Shields is the beneficial owner of 1,498 shares of Common
          Stock.

(6) Mr. Clark was awarded options to purchase 100,000 shares under the Stock Option Plan as provided for under his employment agreement with the Company. The options become exercisable ratably over five years commencing February 17, 1999, and will expire on February 17, 2008.

(7) Mr. Kordisch was awarded options to purchase 62,500 shares under the Stock Option Plan in 1996. The options are exercisable immediately and will expire on December 26, 2006.

(8) Messrs. Mason, Marczewski, Alletag and Wong were awarded stock options pursuant to the Stock Option Plan in May 1997 amounting to 12,000, 12,000, 12,000 and 10,000 shares, respectively. The options are exercisable as of January 1, 1998, and will expire on May 13, 2007.

(9) Mr. Mason is the beneficial owner of 324 shares of Common Stock and 341 New Warrants.

(10) Mr. Alletag is the beneficial owner of 386 shares of Common Stock and 406 New Warrants.

(11)      Mr. Wong is the beneficial owner of 400 shares of Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Mr. Gene Burris, a director of the Company, is President of UFCW Local No. 1000, which represents approximately 95% of the Company's unionized employees. Pursuant to the Modified Union Agreements, the UFCW has the right to designate one member of the Board of Directors of Holding and Homeland. Mr. Burris is the designee of the UFCW.


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

                                       HOMELAND HOLDING CORPORATION


Date:   March 31, 1998                 By:   /s/  David B. Clark
                                            David B. Clark, President & C.E.O.


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                      Title                         Date

    /s/  John A. Shields       Acting Chairman of the Board     March 31, 1998
John A. Shields


   /s/   David B. Clark        President, Chief Executive       March 31, 1998
David B. Clark                 Officer and Director
                               (Principal Executive Officer)


   /s/   Larry W. Kordisch     Executive Vice President/        March 31, 1998
Larry W. Kordisch              Finance, C.F.O. and Secretary
                               (Principal Financial Officer)


   /s/   Terry M. Marczewski   Vice President, Controller       March 31, 1998
Terry M. Marczewski            (Principal Accounting Officer)




        Signature                      Title                         Date


   /s/   Robert E. (Gene) Burris    Director                    March 31, 1998
Robert E. (Gene) Burris


   /s/   Edward B. Krekeler, Jr.    Director                    March 31, 1998
Edward B. Krekeler, Jr.


   /s/    Laurie M. Shahon          Director                    March 31, 1998
Laurie M. Shahon


   /s/   William B. Snow            Director                    March 31, 1998
William B. Snow


   /s/   David N. Weinstein         Director                    March 31, 1998
David N. Weinstein



                       INDEX TO FINANCIAL STATEMENTS

                       HOMELAND HOLDING CORPORATION
                     Consolidated Financial Statements




Report of Independent Accountants                                      F-2

Consolidated Balance Sheets as of January 3, 1998,
 and December 28, 1996                                                 F-3

Consolidated Statements of Operations
 for the 53 weeks ended January 3, 1998, and
 20 weeks ended December 28, 1996,
 (Successor Company), and the 32 weeks ended
 August 10, 1996, and 52 weeks ended December 30,
 1995 (Predecessor Company)                                            F-5

Consolidated Statements of Stockholders' Equity
 for the 53 weeks ended January 3, 1998, and 20 weeks
 ended December 28,1996 (Successor Company), and the
 32 weeks ended August 10, 1996, and 52 weeks ended
 December 30, 1995 (Predecessor Company)                               F-6

Consolidated Statements of Cash Flows for the 53 weeks
 ended January 3, 1998, and 20 weeks ended December 28,
 1996 (Successor Company), and the 32 weeks ended
 August 10, 1996, and 52 weeks ended December 30, 1995
 (Predecessor Company)                                                 F-7

Notes to Consolidated Financial Statements                             F-9



                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Homeland Holding Corporation

We have audited the accompanying consolidated financial statements of Homeland Holding Corporation and Subsidiary as listed on page F-1 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Homeland Holding Corporation and Subsidiary as of January 3, 1998, and December 28, 1996, and the consolidated results of their operations and their cash flows for the 53 weeks ended January 3, 1998, the 20 weeks ended December 28, 1996, the 32 weeks ended August 10, 1996, and the 52 weeks ended December 30, 1995, in conformity with generally accepted accounting principles.






COOPERS & LYBRAND, L.L.P.
Oklahoma City, Oklahoma
March 5, 1998


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

             (In thousands, except share and per share amounts)


                                   ASSETS

                                                   January 3,     December 28,
                                                      1998            1996
Current assets:
 Cash and cash equivalents (Notes 3 and 6)        $   4,778       $   1,492
 Receivables, net of allowance for uncollectible
  accounts of $1,198 and $1,587                       9,313           8,522
  Inventories                                        45,946          45,009
 Prepaid expenses and other current assets            2,581           2,760

   Total current assets                              62,618          57,783

Property, plant and equipment:
 Land and improvements                                9,303           8,731
 Buildings                                           19,995          18,124
 Fixtures and equipment                              22,267          15,078
 Leasehold improvements                              13,459          11,374
 Software                                             4,991           2,930
 Leased assets under capital leases (Note 10)         8,610           7,569
 Construction in progress                             2,769           2,675

                                                     81,394          66,481

Less, accumulated depreciation
 and amortization                                    11,299           3,012

Net property, plant and equipment                    70,095          63,469

Reorganization value in excess of amounts
 allocable to identifiable assets, less
 accumulated amortization of $20,346 and
 $5,819 at January 3, 1998, and December 28,
 1996, respectively                                  23,162          39,570

Other assets and deferred charges                    10,166           7,664

    Total assets                                  $ 166,041       $ 168,486




                 The accompanying notes are an integral part of these consolidated financial statements.


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS, Continued

             (In thousands, except share and per share amounts)

                    LIABILITIES AND STOCKHOLDERS' EQUITY



                                                   January 3,     December 28,
                                                      1998            1996
Current liabilities:
 Accounts payable - trade                         $  18,941       $  17,416
 Salaries and wages                                   2,508           3,499
 Taxes                                                3,605           2,903
 Accrued interest payable                             2,619           2,689
 Other current liabilities                           10,042           8,470
 Current portion of long-term debt (Notes 5 and 6)    1,728             894
 Current portion of obligations under capital
  leases (Note 10)                                    1,286           1,343

   Total current liabilities                         40,729          37,214

Long-term obligations:
 Long-term debt (Notes 5 and 6)                      78,353          72,724
 Obligations under capital leases (Note 10)           2,608           3,005
 Other noncurrent liabilities                         2,027           2,602

   Total long-term obligations                       82,988          78,331

Commitments and contingencies (Notes 9, 10 and 12)     -               -

Stockholders' equity:
 Common stock (Note 2):
  Class A, $0.01 par value, authorized - 7,500,000
  shares, issued 4,820,637 shares and 4,758,025
  shares at January 3, 1998, and December 28,
  1996, respectively                                     48              48
 Additional paid-in capital                          56,040          56,013
 Accumulated deficit                                (13,764)         (3,120)
Total stockholders' equity                           42,324          52,941

Total liabilities and stockholders' equity        $ 166,041       $ 168,486




                 The accompanying notes are an integral part of these consolidated financial statements.


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

             (In thousands, except share and per share amounts)


                                                     Successor Company          Predecessor Company

                                                 53 weeks       20 weeks       32 weeks     52 weeks
                                                   ended          ended         ended         ended
                                                January 3,     December 28,   August 10,   December 30,
                                                   1998           1996           1996         1995

Sales, net                                      $ 527,993      $ 204,026      $ 323,747     $ 630,275

Cost of sales                                     401,691        154,099        244,423       479,119

 Gross profit                                     126,302         49,927         79,324       151,156

Selling and administrative expenses               112,322         44,029         73,000       151,985
Operational restructuring costs                      -              -              -           12,639
Amortization of excess reorganization value        14,527          5,819           -             -

 Operating profit (loss)                             (547)            79          6,324       (13,468)

Interest expense                                   (8,408)        (3,199)        (5,639)      (15,992)

Income (loss) before reorganization items,
 income taxes and extraordinary items              (8,955)        (3,120)           685       (29,460)

Reorganization items:
 Allowed claims in excess of liabilities             -              -             7,200          -
 Professional fees                                   -              -             4,250          -
 Employee buyout expense                             -              -             6,386          -
 Adjustments of accounts to estimated
  fair value                                         -              -             8,160          -
                                                     -              -            25,996          -

Income tax provision                                1,689           -              -             -
 Income (loss) before extraordinary items         (10,644)        (3,120)       (25,311)      (29,460)

Extraordinary items - debt discharge (Note 2)        -              -            63,118          -
Extraordinary items - other (Note 5)                 -              -              -           (2,330)

 Net income (loss)                                (10,644)        (3,120)        37,807       (31,790)

Reduction in redemption value -
 redeemable common stock                             -              -              -              940

Net income (loss) available to
 common stockholders                            $ (10,644)     $  (3,120)     $  37,807     $ (30,850)

Basic and diluted earnings per share:
 Loss before extraordinary items per
  common share                                  $   (2.23)     $   (0.66)     $   (0.78)    $   (0.86)
 Extraordinary items per common share                  -              -            1.94         (0.07)
 Net income (loss) per common share             $   (2.23)     $   (0.66)     $    1.16     $   (0.93)
Weighted average shares outstanding              4,782,938      4,758,025     32,599,707    33,223,675




                 The accompanying notes are an integral part
                  of these consolidated financial statements

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             (In thousands, except share and per share amounts)




                                                        Common Stock                  Additional
                                           Successor    Predecessor                    Paid-In       Accumulated
                                            Shares         Shares         Amount       Capital         Deficit
Balance, December 31, 1994                      -       31,604,989      $    316      $  53,896      $ (48,398)

Purchase of treasury stock                      -        2,143,493            21          1,050           -

Adjustment to recognize
 minimum pension liability                      -             -                -           -              -

Redeemable common stock
 reduction in redemption value                  -             -                -            940           -

Net loss                                        -             -                -           -           (31,790)

Balance, December 30, 1995                      -       33,748,482           337         55,886        (80,188)

Net income                                      -             -                -           -            37,807

Eliminate predecessor equity                    -      (33,748,482)         (337)       (55,886)        (2,637)

Issuance of successor's common stock       4,758,025          -               48         56,013           -

Adjustment to eliminate
 minimum pension liability                      -             -                -           -              -

Record excess of
 reorganization value                           -             -                -           -            45,018

Balance, August 10, 1996                   4,758,025          -               48         56,013           -

Net loss                                        -             -                -           -            (3,120)

Balance, December 28, 1996                 4,758,025          -               48         56,013         (3,120)

Net loss                                        -             -                -           -           (10,644)

Issuance of common stock                      62,612          -                -             27           -

Balance, January 3, 1998                   4,820,637          -         $     48      $  56,040      $ (13,764)


Continued




                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             (In thousands, except share and per share amounts)


                                           Minimum
                                           Pension                                      Total
                                           Liability          Treasury Stock          Stockholders'
                                          Adjustment       Shares        Amount      Equity(Deficit)
Balance, December 31, 1994                $     -          726,000    $   (1,743)    $        4,071

Purchase of treasury stock                      -        2,143,493        (1,071)              -

Adjustment to recognize
 minimum pension liability                    (1,327)         -             -                (1,327)

Redeemable common stock
 reduction in redemption value                  -             -             -                   940

Net loss                                        -             -             -               (31,790)

Balance, December 30, 1995                    (1,327)    2,869,493        (2,814)           (28,106)

Net income                                      -             -             -                37,807

Eliminate predecessor equity                    -       (2,869,493)        2,814            (56,046)

Issuance of successor's common stock            -             -             -                56,061

Adjustment to eliminate
 minimum pension liability                     1,327          -             -                 1,327

Record excess of
 reorganization value                           -             -             -                45,018

Balance, August 10, 1996                        -             -             -                56,061

Net loss                                        -             -             -                (3,120)

Balance, December 28, 1996                      -             -             -                52,941

Net loss                                        -             -             -               (10,644)

Issuance of common stock                        -             -             -                    27

Balance, January 3, 1998                  $     -             -       $     -        $       42,324


                     The accompanying notes are an integral part of these consolidated financial statements.


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

              (In thousands, except share and per share amounts)



                                                   Successor Company         Predecessor Company

                                             53 weeks        20 weeks       32 weeks     52 weeks
                                               ended           ended          ended        ended
                                             January 3,     December 28,    August 10,  December 30,
                                                1998           1996           1996          1995
Cash flows from operating activities:
 Net income (loss)                         $  (10,644)     $  (3,120)     $  37,807      $ (31,790)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                 8,404          2,954          4,163         11,192
  Amortization of beneficial interest
   in operating leases                            121             51             75            181
  Amortization of excess reorganization
   value                                       14,527          5,819           -              -
  Amortization of financing costs                  64             24            359          1,019
  Write-off of financing costs on
   long-term debt retired                        -              -              -             1,424
  Reorganization items                           -              -            15,360           -
  Extraordinary gain on debt discharged          -              -           (63,118)          -
  Loss (gain) on disposal of assets               117             90           (114)         8,349
  Gain on sale of stores                         -              -              -           (15,795)
  Impairment of assets                           -              -              -             2,360
  Deferred income taxes                         1,589           -              -              -
  Provision for losses on accounts
   receivable                                    -              -              -             1,750
  Provision for write down of
   inventories                                   -              -              -               847
  Change in assets and liabilities:
   (Increase) decrease in receivables            (791)          (439)           (32)         3,227
   Decrease in receivable for taxes              -              -              -             2,270
   (Increase) decrease in inventories            (937)        (6,225)         3,754         18,297
   (Increase) decrease in prepaid ex-
     penses and other current assets              179            531            (83)         5,542
   Increase in other assets
     and deferred charges                      (2,722)        (3,110)          (649)        (1,215)
   Increase (decrease) in accounts
     payable - trade                            1,525          2,460            298        (12,587)
   Increase (decrease) in salaries
     and wages                                   (991)           846            105           (316)
   Increase (decrease) in taxes                   702         (2,198)           226         (1,616)
   Increase (decrease) in accrued
     interest payable                             (70)         2,672          3,823           (422)
   Increase (decrease) in other current
     liabilities                                1,572         (1,181)        (2,656)        (3,264)
   Increase (decrease) in restructuring
     reserve                                     -              -            (1,396)         1,356
   Increase (decrease) in other non-
     current liabilities                         (783)           122           (886)         1,157

   Net cash provided by (used in)
    operating activities                       12,362           (704)        (2,964)        (8,034)
                                                                                          Continued



                     The accompanying notes are and integral part of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

              (In thousands, except share and per share amounts)


                                                   Successor Company         Predecessor Company

                                             53 weeks        20 weeks       32 weeks     52 weeks
                                               ended           ended          ended        ended
                                             January 3,     December 28,    August 10,  December 30,
                                                1998           1996           1996          1995
Cash flows from investing activities:
 Capital expenditures                         (14,021)        (5,085)        (1,860)        (4,681)
 Purchase of assets under capital leases         -              -              -            (3,966)
 Cash received from sale of assets                 70              5          1,738         73,721

   Net cash provided by (used in)
    in investing activities                   (13,951)        (5,080)          (122)        65,074


Cash flows from financing activities:
  Borrowings under term loan                     -              -            10,000           -
  Payments under term loan                       (833)          -              -              -
  Payments under senior secrued floating
    rate notes                                   -              -              -            (9,375)
  Payments under senior secured fixed
    rate notes                                   -              -              -           (15,625)
  Borrowings under revolving credit loans     141,463         42,349         74,250        104,087
  Payments under revolving credit loans      (134,106)       (39,080)       (79,718)      (123,620)
  Net payments under swing loans                 -              -              -            (1,500)
  Principal payments under notes payable          (61)          -              -              (750)
  Principal payments under capital
   lease obligations                           (1,615)          (700)        (1,596)        (3,166)
  Payment of obligations to noteholders          -              -            (1,500)          -
  Proceeds from issuance of common stock           27           -              -              -
  Payments to acquire treasury stock             -              -              -            (1,073)

   Net cash provided by (used in)
    financing activities                        4,875          2,569          1,436        (51,022)

Net increase (decrease) in cash and
 cash equivalents                               3,286         (3,215)        (1,650)         6,018

Cash and cash equivalents at beginning
 of period                                      1,492          4,707          6,357            339

Cash and cash equivalents at end of period  $   4,778      $   1,492      $   4,707      $   6,357

Supplemental information:
 Cash paid during the period for
  interest                                  $   8,414      $     524      $   1,566      $  13,439

 Cash paid during the period for
  income taxes                              $     100      $    -         $    -         $    -

Supplemental schedule of
 non-cash investing activities:
  Capital lease obligations assumed         $   1,161      $    -         $    -         $    -



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

     Holding has guaranteed substantially all of the debt issued by Homeland. Holding is a holding company with no significant operations other than its investment in Homeland. Separate financial statements of Homeland are not presented herein since they are identical to the consolidated financial statements of Holding in all respects except for stockholders' equity which is as follows:


                                           January 3,        December 28,
                                             1998                 1996

     Homeland stockholder's equity:
      Common stock, $.01 par value,
       authorized, issued and
       outstanding 100 shares             $       1          $       1
      Additional paid-in capital             56,087             56,060
      Accumulated deficit                   (13,764)            (3,120)
       Total Homeland stockholder's
        equity                            $  42,324          $  52,941

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

     On the Effective Date, each of Holding and Homeland adopted amended and restated certificates of incorporation, the principal effects of which were: (a) eliminate the old common stock (the "Old Common Stock") and old class B common stock of Holding, (b) authorize 7,500,000 shares of new common stock of Holding (the "New Common Stock") and (c) include a provision to prohibit the issuance of non-voting securities as and to the extent required by Section 1123 (a) (6) of the Bankruptcy Code for both Homeland and Holding.

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


2.   Reorganization, continued:

     On the Effective Date, the modified union agreements negotiated with the Company's labor unions (the "Modified Union Agreements") became effective. The Modified Union Agreements, which are effective for a term of five years, consist of five basic elements: (a) wage rate and benefit contribution reductions and work rule changes, (b) an employee buyout offer, (c) the establishment of an employee stock bonus plan which will entitle plan participants to receive/purchase up to 522,222 shares of New Common Stock, (d) the right to designate one member of the Board of Directors, and (e) the elimination of certain wage reinstatement provisions, incentive plans and "maintenance of benefits."

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

     For financial reporting purposes, the Company accounted for the consummation of the Restructuring effective August 10, 1996, which is the Company's normal four week period ending date. The periods prior to the Effective Date have been designated "Predecessor Company" and the periods subsequent to the Effective Date have been designated "Successor Company." As a result of the adoption of the "fresh-start" reporting, the Successor Company's financial statements are not comparable to the Predecessor Company's financial statements.

     In accordance with SOP No. 90-7, the Company valued its assets and liabilities at their estimated fair value and eliminated its accumulated deficits on the Effective Date. The total reorganization value of the reorganized Company was determined by analyzing market cash flow multiples as applied to the Company's projected annual cash flows as well as comparing the reorganization value to a discounted projected cash flow calculation. Based on analyses prepared by the Company's financial advisor and by the financial advisor to the ad hoc committee of noteholders, the total reorganization value was agreed to by the parties and confirmed by the Bankruptcy Court. The total reorganization value as of the Effective Date was estimated to be $167.4 million, which was $45.4 million in excess of the Company's tangible and identifiable assets. The excess of the reorganization value over the value of the identifiable assets is reported as "Reorganization value in excess of amounts allocable to identifiable assets" and is being amortized on a straight-line basis over a three year period.




2.   Reorganization, continued:

     The components of reorganization items and gain recognized on debt discharged resulting from the Restructuring are as follows:

     (i) Reorganization items:

           Fresh-start reporting
            Allowed claims in excess of recorded
             liabilities                                       $    7,200
           Revaluation of property, plant and
            equipment, net                                          4,004
           Other adjustments to estimated fair value                4,156
                   Total fresh-start                               15,360
           Employee buyout expense                                  6,386
           Professional fees incurred with
            the Restructuring                                       4,250

                   Total reorganization items                  $   25,996


    (ii) Gain on debt discharged:

           Elimination of Old Notes and accrued interest       $  101,697
           Elimination of other liabilities                        22,921
           Cash payment to holders of Old Notes                    (1,500)
           Issuance of New Notes                                  (60,000)

                   Gain on debt discharged                     $   63,118

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


3.   Summary of Significant Accounting Policies, continued:

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

     Property, plant and equipment - As discussed in Note 2, in conjunction with the emergence from Chapter 11 proceedings, the Company implemented "fresh-start" reporting and, accordingly, all property, plant and equipment was restated to reflect reorganization value, which approximates fair value in continued use. Property, plant and equipment acquired subsequent to "fresh start" are stated at cost. Depreciation and amortization, including amortization of leased assets under capital leases, are computed on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation and amortization, of newly acquired assets, for financial reporting purposes are based on the following estimated lives:


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





3.   Summary of Significant Accounting Policies, continued:

     Reorganization value in excess of amounts allocable to identifiable assets
     - The Company's reorganization value in excess of amounts allocable to identifiable assets, established in accordance with "fresh start" reporting (see Note 2), is being amortized on a straight-line basis over three years.

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

     Earnings per share - The Company presents the two earnings per share ("EPS") amounts as required under Statement of Accounting Standard No. 128, Earnings Per Share ("SFAS 128"). Basic EPS is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and equivalent shares based on the assumed exercise of stock options and warrants (using the treasury method). Earnings (loss) per share data is not meaningful for periods prior to the Effective Date due to the significant change in the Company's capital structure.

     Cash and cash equivalents - For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

     Advertising costs - Costs of advertising are expensed as incurred. Gross advertising costs for 1997, 1996 and 1995, were $7,906, $8,453 and $10,700, respectively.

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



3.   Summary of Significant Accounting Policies, continued:

     Self-insurance reserves - The Company is self-insured for property loss, general liability and automotive liability coverage subject to specific retention levels. Estimated costs of these self-insurance programs are accrued based on projected settlements for claims using actuarially determined loss development factors based on the Company's prior experience with similar claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results. As a result of the Company's filing of Chapter 11 petitions with the Bankruptcy Court on May 13, 1996, all outstanding claims under the self-insured programs, as of that date, will be settled under the terms of the Plan.

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

     Impact of new financial accounting standards.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement standardizes the disclosure requirements for pensions and other postretirement benefits and requires that additional information be disclosed regarding changes in the benefit obligation and fair values of plan assets. Both statements are effective for fiscal years beginning after December 15, 1997. Because these statements are limited to presentation and disclosure changes, their implementation will not have an impact on the Company's financial position or results of operations.


4.   Store Acquisitions.

     The Company acquired one store from Pratt Discount Foods, Inc. and three stores from Food Lion, Inc. on August 11, 1997, and October 15, 1997, respectively. The result of operations from these stores from the acquisition date through fiscal year-end are included in the fiscal 1997 Consolidated Statements of Operations.

5.   Current and Long-Term Debt:

     Long-term debt at year-end consists of:


                                             January 3,      December 28,
                                               1998             1996

     New Notes                               $  60,000        $  60,000
     Term Loan                                   9,167           10,000
     Revolving Credit Loans                     10,626            3,269
     Note Payable                                  288              349
                                                80,081           73,618
     Less current portion                        1,728              894

     Long-term debt due after one year       $  78,353        $  72,724

     The New Notes bear an interest rate of 10%, which is payable semi-annually each February 1 and August 1. The New Notes are unsecured and will mature on August 1, 2003. The Indenture relating to the New Notes has certain customary restrictions on consolidations and mergers, indebtedness, issuance of preferred stocks, asset sales and payment of dividends.

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

     On November 24, 1997, the Company entered into an amendment to the Loan Agreement whereby the Revolving Facility was increased from $27,500 to $32,000. The amendment also provided the Company a waiver of the capital expenditure limitation as it relates to the Company's acquisition of three Food Lion stores.





5.   Current and Long-Term Debt, continued:

     The interest rate, payable quarterly, under the Loan Agreement is based on the Prime Rate, as defined, plus a percentage that varies based on a number of factors, including (a) whether it is the Revolving Facility or the Term Loan, (b) the time period, (c) whether the Company elects to use the London Interbank Offered Rate, and (d) the earnings of the Company before interest, taxes, depreciation and amortization expenses. At January 3, 1998, the interest rate on borrowings on the Revolving Facility was 9.00% and the Term Loan was 9.25%.

     The Revolving Facility provides for certain mandatory prepayments based on occurrence of certain defined and specified transactions. The Term Loan requires quarterly principal payments of $417 and will mature, along with the Revolving Facility, on August 1, 1999.

     The obligations of the Company under the Loan Agreement are collateralized by liens on, and a security interest in, substantially all of the assets of Homeland and are guaranteed by Holding. The Loan Agreement, among other things, requires a maintenance of EBITDA, consolidated fixed charge ratio, debt-to-EBITDA ratio, current ratio, excess cash flow paydown, each as defined, and limits the Company's capital expenditures, incurrence of additional debt, consolidation and mergers, acquisitions and payments of dividends.

     In connection with the early redemption of a portion of the Old Notes on April 21, 1995, the Company incurred an extraordinary loss of $2,330. The loss was comprised of premium and consent fees paid and the write-off of unamortized financing costs.

     At January 3, 1998, the aggregate annual debt maturities were as follows:

               1998                               $  1,728
               1999                                 18,186
               2000                                     61
               2001                                     61
               2002                                     45
               Thereafter                           60,000
                                                  $ 80,081



6.   Fair Value of Financial Instruments:

     The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The carrying amount and fair value of financial instruments as of January 3, 1998, and December 28, 1996, are as follows:


                                            January 3,         December 28,
                                              1998                1996
                                        Carrying   Fair     Carrying     Fair
                                         Amount   Value      Amount     Value
     Assets:
      Cash and Cash
       Equivalents                      $ 4,778  $ 4,778    $ 1,492   $ 1,492
     Liabilities:
      Current and Long-Term Debt        $80,081  $74,081    $73,618   $68,818

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


7.   Income Taxes:

     The components of the income tax provision for 1997, the  20 weeks ended December 28, 1996, the 32 weeks ended August 10,
     1996, and 1995 were as follows:


                                    Successor Company   Predecessor Company
                                        20 Weeks           32 Weeks
                                         Ended              Ended
                               1997  December 28, 1996   August 10, 1996  1995

     Federal:
      Current - AMT       $  (  100)    $    -            $    -         $   -
      Deferred               (1,589)         -                 -             -
       Total income tax
        provision         $  (1,689)    $    -            $    -         $   -

     A reconciliation of the income tax benefit (provision) at the statutory Federal income tax rate to the Company's effective tax rate is as follows:


                                    Successor Company   Predecessor Company
                                        20 Weeks           32 Weeks
                                         Ended              Ended
                               1997  December 28, 1996   August 10, 1996  1995

     Federal income tax at
      statutory rate      $   3,134     $  1,092          $ (13,232)  $ 11,127
     Benefit of non-taxable
      forgiveness of debt       -            945             14,720        -
     Non-deductible
      reorganization
       expenses                 -           -                (1,488)       -
     Amortization of
      intangibles           (5,084)       (2,037)              -           -
     Change in valuation
      allowance                261          -                  -           -
     Limitation of benefit
      of deferred tax
       assets                   -           -                  -       (10,074)
     Other - net                -           -                  -        (1,053)
      Total income tax
       provision         $  (1,689)     $   -             $    -      $    -



7.   Income Taxes, continued:

     The components of deferred tax assets and deferred tax liabilities are as follows:


                                                January 3,      December 28,
                                                  1998              1996
     Current assets (liabilities):
      Allowance for uncollectible
       receivables                             $    419          $    555
      Prepaid pension                              (393)             (507)
      Other, net                                     18                12

       Net current deferred tax assets               44                60

     Noncurrent assets (liabilities):
      Property, plant and equipment                 855               170
      Targeted job credit carryforward              -                 815
      Employee compensation and benefits            262               929
      Self-insurance reserves                       673               522
      Net operating loss carryforwards           14,315            14,704
      AMT credit carryforwards                      737               630
      Capital leases                                104               159
      Other, net                                    185               742
       Net noncurrent deferred tax
        assets                                   17,131            18,671

      Total net deferred assets                  17,175            18,731
      Valuation allowance                       (17,175)          (18,731)

     Net deferred tax assets                   $    -            $    -

     Due to the uncertainty of realizing the future tax benefits, the full valuation allowance was established to entirely offset the net deferred tax assets as of January 3, 1998. At January 3, 1998, the Company had the following operating loss and tax credit carryforwards available for tax purposes:



7.   Income Taxes, continued:

                                                                Expiration
                                                Amount             Dates

     Federal regular tax net
      operating loss carryforwards              $40,900           2002-2010
     Federal AMT credit carryforwards
      against regular tax                       $   737          indefinite

     The net operating loss carryforwards are subject to utilization limitations due to ownership changes. The net operating loss carryforwards may be utilized to offset future taxable income as follows: $3,467 in 1998, $3,251 in each of years 1999 through 2009 and $1,672 in 2010.
     Loss carryforwards not utilized in any year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions.

     In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit in the statement of operations. The Company recorded $1,589 of such reduction in 1997.



8.   Incentive Compensation Plans:

     The Company has bonus arrangements for store management and other key management personnel. During 1997, 1996, and 1995, approximately $981, $2,273, and $934, respectively, were charged to costs and expenses for such bonuses.

     In December 1996, the Board of Directors of the Company, pursuant to the Plan, adopted the Homeland Holding Corporation 1996 Stock Option Plan (the "Stock Option Plan"). In 1997, the Company established the 1997 Non-Employee Directors Stock Option Plan (the "Directors Stock Option Plan"). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for these plans. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of expense on plans similar to the Company's. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1996 and 1997 are presented below.

     The Stock Option Plan and the Directors Stock Option Plan, to be administered by the Board of Directors (the "Board"), or a committee of the Board (the "Committee"), provides for the granting of options to purchase up to an aggregate of 432,222 and 90,000 shares of New Common Stock, respectively. Options granted under the plans must be "non-qualified options." The option price of each option is determined by the Board or the Committee and it must be not less than the fair market value at the date of grant. Unless the Board or the Committee otherwise determines, options must become exercisable ratably over a five-year period or immediately in the event of a "change of control" as defined in each of the plans. Each option must be evidenced by a written agreement and must expire and terminate on the earliest of: (a) ten years from the date the option is granted; (b) termination for cause; or (c) three months after termination for other than cause.


8.   Incentive Compensation Plans, continued:

     Options granted under the Company's stock option plans have exercise prices ranging from $6.50 to $8.00 per share and have a weighted average contractual life of 9.4 years. A summary of the status of the Company's outstanding stock options as of January 3, 1998, and December 28, 1996, and changes during the years ended on those dates is as follows:


                                                          Weighted Average
                                            Shares          Exercise Price

      Options granted                      197,500              $8.00
      Options exercised                       -                   -
      Options forfeited or cancelled          -                   -

       Outstanding at December 28, 1996    197,500               8.00

      Options granted                      136,000               7.20
      Options exercised                       -                   -
      Options forfeited or cancelled       135,000               8.00

       Outstanding at January 3, 1998      198,500              $7.45
       Exercisable at January 3, 1998      138,500              $7.42

     The weighted average fair value of options granted during 1997 and 1996 was $3.53 and $4.02, respectively. No compensation was charged against income in 1997 and 1996.

     The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:


                                             1997                1996

       Expected dividend yield                0%                  0%

       Expected stock price volatility       39%                 30%

       Weighted average risk-free
        interest rate                       6.4%                6.4%

       Weighted average expected
        life of options                   6 years             8 years



8.   Incentive Compensation Plans, continued:

     Had compensation cost of the Company's option plans been determined using the fair value at the grant date of awards consistent with the method of SFAS 123, the Company's net loss and net loss per common share for the Successor Company would have been reduced to the pro forma amounts indicated in the table below:


                                                      Successor Company
                                                                 20 weeks
                                                                  Ended
                                                      1997       12/28/96

     Net loss - as reported                         $(10,644)     $(3,120)
     Net loss - pro forma                           $(10,956)     $(3,914)

     Basic EPS - as reported                          $(2.23)     $(0.66)
     Basic EPS - pro forma                            $(2.29)     $(0.82)

     Diluted EPS - as reported                        $(2.23)     $(0.66)
     Diluted EPS - pro forma                          $(2.29)     $(0.82)

8.   Incentive Compensation Plans, continued:

     Options outstanding at January 3, 1998, and December 28, 1996, were not included in the computation of diluted earnings per share because the effect would be antidilutive to applicable periods.

     Pursuant to the terms of the Modified Union Agreements, the Company established an employee stock bonus plan for the benefit of the unionized employees (the "Stock Bonus Plan"). The Stock Bonus Plan consists of three separate elements: (a) the issuance of 58,025 shares of New Common Stock each year for three years; (b) up to 58,025 shares of the New Common Stock may be purchased by the plan participants during each of the second, third and fourth years of the Modified Union Agreements (the "Stock Purchase") and (c) the granting of 58,025 shares of New Common Stock for each of the first, second and third anniversaries of the Modified Union Agreements upon the Company's achievement of certain escalating EBITDA-based performance goals (see Note 2). The purchase price of the shares under the Stock Purchase element shall be equal to the appraised value or at fair value if the shares are readily tradable on a securities market. For each share of New Common Stock purchased by a participant under the Stock Purchase element, the Company will match
     33 1/3% of such purchase in the form of stock. The Stock Bonus Plan does not fall under the provisions of SFAS 123.

9.   Retirement Plans:

     Effective January 1, 1988, the Company adopted a non-contributory, defined benefit retirement plan for all executive and administrative personnel. Benefits are based on length of service and career average pay with the Company. The Company's funding policy is to contribute an amount equal to or greater than the minimum funding requirement of the Employee Retirement Income Security Act of 1974, but not in excess of the maximum deductible limit. Plan assets were held in investment mutual funds during 1997, 1996 and 1995.

     Net pension cost consists of the following:


                                             1997      1996      1995

     Service cost                         $   449   $   503   $   517
     Interest cost                            630       574       465
     Return on assets                      (1,418)     (918)   (1,140)
     Net amortization and deferral            666       345       690
     Curtailment charge                       -         -         (37)

      Net periodic pension cost           $   327   $   504   $   495


9.   Retirement Plans, continued:

     The funded status of the plan and the amounts recognized in the Company's balance sheet at January 3, 1998, and December 28, 1996, consist of the following:



                                                       1997        1996

     Actuarial present value of benefit
      obligations:
       Vested benefits                            $  (9,031)   $  (7,066)
       Non-vested benefits                             (205)        (152)
          Accumulated benefit
           obligations                            $  (9,236)   $  (7,218)

     Projected benefit obligations                $  (9,911)   $  (7,694)
     Plan assets at fair value                        9,673        8,436
     Excess (deficiency) of plan assets
      versus projected benefit
      obligations                                      (238)         742
     Unrecognized prior service cost                    (73)         (84)
     Unrecognized net loss                            1,533          867

      Net pension asset                           $   1,222    $   1,525





9.   Retirement Plans, continued:

     Actuarial assumptions used to determine year-end plan status were as follows:

                                                      1997           1996

     Assumed rate for determination of net
      periodic pension cost                          7.75 %          7.25%

     Assumed discount rate to determine
      the year-end plan disclosures                  7.00%           7.75%

     Assumed long-term rate of return
      on plan assets                                  9.0%            9.0%

     Assumed range of rates of future
      compensation increases
      (graded by age) for net
      periodic pension cost                     3.5%  to  5.5%   3.5% to 5.5%

     Assumed range of rates of future
      compensation increases
      (graded by age) for year-end
      plan disclosures                          3.5%  to  5.5%   3.5% to 5.5%

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

     The Company also contributes to various union-sponsored, multi-employer defined benefit plans in accordance with collective bargaining agreements. The Company could, under certain circumstances, be liable for the Company's unfunded vested benefits or other costs of these multi-employer plans. The allocation to participating employers of the actuarial present

9.   Retirement Plans, continued:

     value of vested and nonvested accumulated benefits in multi-employer plans as well as net assets available for benefits is not available and, accordingly, is not presented. The costs of these plans for 1997, 1996, and 1995 were $1,188, $1,412, and $2,110, respectively.

     Effective January 1, 1988, the Company adopted a defined contribution plan covering substantially all non-union employees of the Company. Participants may contribute from 1% to 12% of their pre-tax compensation. The plan allows for a discretionary Company matching contribution formula based on the Company's operating results. The Company did not make any contributions to this plan in 1997, 1996 or 1995.

10.  Leases:

     The Company leases 56 of its retail store locations under noncancellable agreements, which expire at various times between 1998 and 2013. These leases, which include both capital leases and operating leases, generally are subject to six five-year renewal options. Most leases also require the payment of taxes, insurance and maintenance costs and many of the leases covering retail store properties provide for additional contingent rentals based on sales in excess of certain stipulated amounts.

     Leased assets under capital leases consists of the following:


                                              January 3,     December 28,
                                                1998            1996

     Buildings                               $  2,705         $  2,738
     Equipment                                  2,730            1,658
     Beneficial interest in capital leases      3,173            3,173
                                                8,608            7,569
     Accumulated amortization                   1,984              546

     Net leased assets                       $  6,624         $  7,023




10.  Leases, continued:

     Future minimum lease payments under capital leases and noncancellable operating leases as of January 3, 1998, are as follows:


                                                  Capital        Operating
     Fiscal Year                                  Leases          Leases

     1998                                         $ 1,671        $  6,541
     1999                                           1,367           5,951
     2000                                             523           5,571
     2001                                             182           4,683
     2002                                             182           3,372
     Thereafter                                     1,470          18,502
     Total minimum obligations                      5,395        $ 44,619

     Less estimated interest                        1,501
     Present value of net minimum
      obligations                                   3,894
     Less current portion                           1,286
      Long-term obligations under
       capital leases                             $ 2,608

     Rent expenses for 1997, 1996 and 1995 are as follows:


                                          1997          1996          1995

     Minimum rents                     $ 6,067        $ 6,039       $10,264
     Contingent rents                      105            105           107

                                       $ 6,172        $ 6,144       $10,371


11.  Related Party Transactions:

     Clayton, Dubilier & Rice, Inc. ("CDR"), a private investment firm of which four directors of the Predecessor Company are employees, received $125 in 1995, for financial advisory and consulting services. As of the Effective Date, CDR, through C&D Fund III and C&D Fund IV, received its ratable share of the 250,000 shares of New Common Stock, and the 263,518 warrants (see Note 2) for their 76.3% majority holding in the Old
     Common Stock of Holding.

12.  Commitments and Contingencies:

     On April 21, 1995, the Company and AWG entered into a seven-year supply agreement (the "Supply Agreement"), whereby the Company became a retail member of the AWG cooperative and AWG became the Company's primary supplier (see Note 4 - Concentrations of credit and business risk). The terms of the Supply Agreement allow the Company to purchase products at the lowest prices and best terms available to AWG members and also entitle the Company to participate in its store cost savings programs and receive member rebates and refunds on purchases.

     The Company has entered into employment contracts with certain key executives providing for the payment of minimum salary and bonus amounts in addition to certain other benefits in the event of termination of the executives or change of control of the Company.

     The Company is party to various lawsuits arising from the Restructuring and also in the normal course of business. Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations and cash flows.

     The Company has outstanding at January 3, 1998, $5,748 in letters of credit which are not reflected in the accompanying financial statements. The letters of credit are issued under the credit agreements and the Company paid associated fees of $146, $259 and $335 in 1997, 1996 and 1995, respectively.


13.  Operational Restructuring:

     In December 1994, the Board of Directors approved a strategic plan for the Company. Pursuant to the plan, the Company sold 29 of its stores and its warehouse and distribution center to AWG on April 21, 1995, and closed sixteen under-performing stores in 1995 and 1996. The charges recognized in 1995 were $12,639. The 1995 charges consist principally of the write-off of capitalized software costs, write-off of the unamortized balance of the excess of purchase price over fair value of net assets acquired, the expense associated with the termination of an EDP outsourcing agreement, and expenses associated with closed stores.

     At August 10, 1996, the carrying amount of reserve relating to the operational restructuring was $3,424. As a result of the Restructuring, certain obligations relating to the reserves for the closed stores were discharged under the terms of the Plan. The reserve relating to the operational restructuring at January 3, 1998, amounts to $595 and it is included in other current and other non-current liabilities of the Consolidated Balance Sheet.




                                 EXHIBIT INDEX


     Exhibit No.         Description

        2a Disclosure Statement for Joint Plan of Reorganization of Homeland Stores, Inc. and Homeland Corporation dated as of May 13, 1996. (Incorporated by reference to Exhibit 2a to Form 8-K dated May 31, 1996.)

        2b First Amended Joint Plan of Reorganization, as modified, of Homeland Holding Corporaion ("Holding") and Homeland Stores, Inc. ("Homeland"), dated July 19, 1996. (Incorporated by reference to Exhibit 2b to Form 10-Q for the quarterly period ended June
                         15, 1996.)

        3a Restated Certificate of Incorporation of Holding, dated August 2, 1996.

        3b By-laws of Holding, as amended and restated on November 14, 1989 and further amended on September 23, 1992. (Incorporated by reference to Exhibit 3b to Form 10-Q for quarterly period ended June 19, 1993.)

        3c Restated Certificate of Incorporation of Homeland, dated August 2, 1996.

        3d By-laws of Homeland, as amended and restated on November 14, 1989, and further amended on September 23, 1992. (Incorporated by reference to Exhibit 3d to Form 10-Q for quarterly period ended June 19, 1993.)

        4a Indenture, dated as of August 2, 1996, among Homeland, Fleet National Bank, as Trustee, and Holding, as Guarantor. (Incorporated by reference to Exhibit T3C to Form T-3 of Homeland, SEC File No. 22-22239.)

        4b Warrant Agreement, dated as of August 2, 1996, between Holding and Liberty Bank and Trust Company of Oklahoma City, N.A., as Warrant Agent. (Incorporated by reference to Exhibit 4h to Amendment No. 1 to Form 10.)

        4c Equity Registration Rights Agreement, dated as of August 2, 1996, by Holding for the benefit of holders of Old Common Stock. (Incorporated by reference to Exhibit 4i to Amendment No. 1 to Form 10.)

        4d Noteholder Registration Rights Agreement, dated as of August 2, 1996, by Holding for the benefit of holders of Old Notes. (Incorporated by reference to Exhibit 4j to Amendment No. 1 to Form 10.)

        10a 1 Homeland Profit Plus Plan, effective as of January 1, 1988. (Incorporated by reference to Exhibit 10q to Form S-1 Registration Statement, Registration No. 33-22829.)

        10a.1 1 Homeland Profit Plus Plan, effective as of January 1, 1989. (Incorporated by reference to Exhibit 10q.1 to Form 10-K for the fiscal year ended December 29, 1990.)

        10b Homeland Profit Plus Trust, dated March 8, 1988, between Homeland and the individuals named therein, as Trustees. (Incorporated by reference to Exhibit 10r to Form S-1 Registration Statement, Registration No. 33-22829.)

        10c Homeland Profit Plus Trust, dated January 1, 1989, between Homeland and Bank of Oklahoma, N.A., as Trustee. (Incorporated by reference to Exhibit 10r.1 to Form 10-K for the fiscal year ended December 29, 1990.)

        10d.1 1          1995 Homeland Management Incentive Plan.
                         (Incorporated by reference to Exhibit 10s.7 to Form 10-K for the fiscal year ended December 30, 1995.)

        10d.2 1          1996 Homeland Management Incentive Plan.
                         (Incorporated by reference to Exhibit 10.d3 to Form 10-K for the fiscal year ended December 28, 1996.)

        10d.3 *1         1997 Homeland Management Incentive Plan.

        10e 1 Form of Homeland Employees' Retirement Plan, effective as of January 1, 1988. (Incorporated by reference to Exhibit 10t to Form S-1
                         Registration Statement, Registration No. 33-22829.)

        10e.1 1 Amendment No. 1 to Homeland Employees' Retirement Plan effective January 1, 1989. (Incorporated by reference to Form 10-K for the fiscal year ended December 30, 1989.)

        10e.2 1 Amendment No. 2 to Homeland Employees' Retirement Plan effective January 1, 1989. (Incorporated herein by reference to Form 10-K for the fiscal year ended December 30, 1989.)

        10e.3 1 Third Amendment to Homeland Employees' Retirement Plan effective as of January 1, 1988. (Incorporated by reference to Exhibit 10t.3 to Form 10-K for the fiscal year ended December 29, 1990.)

        10e.4 1 Fourth Amendment to Homeland Employees' Retirement Plan effective as of January 1, 1989. (Incorporated by reference to Exhibit 10t.4 to Form 10-K for the fiscal year ended December 28, 1991.)

        10e.5 1 Fifth Amendment to Homeland Employees' Retirement Plan effective as of January 1, 1989. (Incorporated by reference to Form 10-Q for the quarterly period ended September 9, 1995.)

        10f 1 Executive Officers Medical/Life Insurance Benefit Plan effective as of December 9, 1993. (Incorporated by reference to Exhibit 10kk to Form 10-K for the fiscal year ended January 1, 1994.)

        10g Asset Purchase Agreement, dated as of February 6, 1995, between Homeland and Associated Wholesale Grocers, Inc. (Incorporated by reference to Exhibit 10pp.1 to Form 10-K for the fiscal year ended December 30, 1995.)

        10h Amended and Restated Revolving Credit Agreement, dated as of April 21, 1995, among Homeland, Holding, National Bank of Canada, as Agent and lender, Heller Financial, Inc. and any other lenders thereafter parties thereto. (Incorporated by reference to Exhibit 10uu to Form 8-K dated
                         March 14, 1996.)

        10h.1 Waiver Agreement, dated as of December 29, 1995, among Homeland, Holding, National Bank of Canada and Heller Financial, Inc. (Incorporated by reference to Exhibit 10uu.1 to Form 8-K dated March 14, 1996.)

        10h.2 Second Waiver Agreement, dated as of March 1, 1996, among Homeland, Holding, National Bank of Canada and Heller Financial, Inc. (Incorporated by reference to Exhibit 10uu.2 to Form 8-K dated March 14, 1996.)

        10h.3 Ratification and Amendment Agreement to the $27,000,000 Amended and Restated Revolving Credit Agreement, dated as of May 10, 1996, among Homeland, Holding, National Bank of Canada, as
                         Agent and lender, Heller Financial, Inc. and any other lenders thereafter parties thereto. (Incorporated by reference to Exhibit 10uu.3 to Form 10-Q for quarterly period ended March 23, 1996.)

        10i 1 Employment Agreement dated as of July 10, 1995 and as amended September 26, 1995, between Homeland and Larry W. Kordisch. (Incorporated by reference to
                         Exhibit 10pp to Form 10 Form 10-K dated September 9, 1995.)

        10i.1 1 Amendment to Employment Agreement between Homeland and Larry W. Kordisch, dated as of April 29, 1996. (Incorporated by reference to Exhibit 10vv.1 to Form 10-K for the fiscal year ended December 30, 1995.)

        10i.2 *1 Second Amendment to Employment Agreement between Homeland and Larry W. Kordisch, dated as of September 19, 1997.

        10j *1 Employment Agreement dated as of February 25, 1998, between Homeland and Steven M. Mason.

        10k *1 Employment Agreement dated as of February 25, 1998, between Homeland and Terry Marczewski.

        10l *1 Employment Agreement dated as of February 17, 1998, between Homeland and David B. Clark.

        10m Indenture, dated as of August 2, 1996, among Homeland, Fleet National Bank, as Trustee, and Holding, as Guarantor. (Incorporated by reference to Exhibit 10aaa to Form 8-K dated September 30, 1996.)

        10n Loan Agreement, dated as of August 2, 1996, among IBJ Schroder Bank & Trust Company, Heller Financial, Inc., National Bank of Canada, Homeland and Holding. (Incorporated by reference to Exhibit 10q to Form 10-K for the fiscal year ended December 28, 1996.)

        10n.1 * First Amendmant to the Loan Agreement dated as of November 24, 1997, among IBJ Schroder Bank & Trust Company, Heller Financial, Inc., National Bank of Canada, Homeland and Holding.

        10o Subsidiaries. (Incorporated by reference to Exhibit 22 to Form S-1 Registration Statement, Registration No. 33-22829.)

        10p 1 Employee Stock Bonus Plan for union employees effective as of August 2, 1996. (Incorporated by reference to Exhibit 10s to Form 10-K for the fiscal year ended December 28, 1996.)

        10q 1 Management Stock Option Plan effective as of December 11, 1996. (Incorporated by reference to
                         Exhibit 10t to Form 10-K for the fiscal year ended December 28, 1996.)

        27 *             Financial Data Schedule

        99a Press Release issue by Homeland Stores, Inc. on April 8, 1997. (Incorporated by reference to Exhibit 99 to Form 10-Q for quarterly period ended March
                         22, 1997.)

        99b Press Release issued by Homeland Stores, Inc. on July 10, 1997. (Incorporated by reference to
                         Exhibit 99 to Form 10-Q for quarterly period ended June 14, 1997.)

        99c Press Release issued by Homeland Stores, Inc. on September 19, 1997. (Incorporated by reference to
                         Exhibit 99 to Form 10-Q for quarterly period ended September 6, 1997.)

        99d *            Press Release issued by Homeland Stores, Inc. on
                         March 6, 1998.