Form 10-Q
period 1998-03-28
HOMELAND HOLDING CORP
filed 1998-05-08
CIK 835582

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

  (Mark One)
          Quarterly Report Under Section 13 or 15 (d) of the Securities
    X     Exchange Act of 1934
          For the quarterly period ended:  March 28, 1998

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

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 1, 1998:

                  Homeland Holding Corporation Common Stock:  4,976,172 shares









                        HOMELAND HOLDING CORPORATION

                                FORM 10-Q

                 FOR THE TWELVE WEEKS ENDED MARCH 28, 1998


                                  INDEX


                                                                        Page
PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements..........................................   1

          Consolidated Balance Sheets
           March 28, 1998, and January 3, 1998.........................   1
          Consolidated Statements of Operations
           Twelve Weeks ended March 28, 1998,
           and March 22, 1997..........................................   3
          Consolidated Statements of Stockholders' Equity (Deficit)
           Twelve Weeks ended March 28, 1998,
           and March 22, 1997..........................................   4
          Consolidated Statements of Cash Flows
           Twelve Weeks ended March 28, 1998,
           and March 22, 1997..........................................   5
          Notes to Consolidated Financial Statements...................   6

ITEM 2.  Management's Discussion and Analysis of Financial Conditions
          and Results of Operations....................................   7


PART II  OTHER INFORMATION

ITEM 5.  Other Information.............................................   10

ITEM 6.  Exhibits and Reports on Form 8-K..............................   11



















                                       i







PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                    HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share amounts)

                                         ASSETS


                                              March           January
                                               28,               3,
                                              1998              1998
                                          (unaudited)
Current assets:
 Cash and cash equivalents                 $   5,031         $   4,778
 Receivables, net of allowance
  for uncollectible                            6,210             9,313
  accounts of $1,193 and $1,198
 Inventories                                  45,490            45,946
 Prepaid expenses and other
  current assets                               2,337             2,581

      Total current assets                    59,068            62,618

Property, plant and equipment:
 Land and land improvements                    9,409             9,303
 Buildings                                    20,010            19,995
 Fixtures and equipment                       23,387            22,267
 Leasehold improvements                       13,481            13,459
 Software                                      4,993             4,991
 Leased assets under capital leases            8,610             8,610
 Construction in progress                      3,060             2,769

                                              82,950            81,394
Less, accumulated depreciation
 and amortization                             13,473            11,299

Net property, plant and equipment             69,477            70,095


Reorganization value in excess
 of amounts allocable to identifiable
 assets, less accumulated amortization
 of $23,627 at March 28, 1998, and $20,346
 at January 3, 1998                           19,403            23,162

Other assets and deferred charges             10,096            10,166

     Total assets                          $ 158,044         $ 166,041

                                                             Continued
               The accompanying notes are an integral part of these consolidated financial statements.




                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS, Continued

            (In thousands, except share and per share amounts)


                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                              March           January
                                               28,               3,
                                              1998              1998
                                          (unaudited)
Current liabilities:
 Accounts payable - trade                 $  17,831          $  18,941
 Salaries and wages                           1,706              2,508
 Taxes                                        3,014              3,605
 Accrued interest payable                     1,345              2,619
 Other current liabilities                    8,475             10,042
  Current portion of long-term                1,753              1,728
   debt
 Current portion of obligations under
  capital leases                              1,286              1,286

       Total current liabilities             35,410             40,729

Long-term obligations:
 Long-term debt                              78,332             78,353
 Obligations under capital leases             2,304              2,608
 Other noncurrent liabilities                 2,057              2,027

       Total long-term obligations           82,693             82,988

Stockholders' equity:
 Common Stock
   Class A, $0.01 par value, authorized
   - 7,500,000 shares, issued 4,822,857
   shares at March 28, 1998, and 4,820,637
   at January 3, 1998                            48                 48
 Additional paid-in capital                  56,067             56,040
 Accumulated deficit                        (16,174)           (13,764)

       Total stockholders' equity            39,941             42,324

       Total liabilities and stockholders'
       equity                               158,044            166,041






                The accompanying notes are an integral part of these consolidated financial statements.






                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENT OF OPERATIONS

              (In thousands, except share and per share amounts)
                                  (Unaudited)





                                                  12              12
                                                 weeks           weeks
                                                 ended           ended
                                                March 28,       March 22,
                                                  1998            1997

Sales, net                                      $ 121,403      $ 120,050

Cost of sales                                      91,922         90,878

 Gross profit                                      29,481         29,172

Selling and administrative expenses                26,180         25,187

Amortization of excess reorganization value         3,281          3,460


 Operating profit                                      20            525

Interest expense                                    1,951          1,982

Loss before income taxes                           (1,931)        (1,457)

Income tax expense                                    479            801


Net loss                                         $ (2,410)      $ (2,258)

Basic and diluted earnings per share:
 Net loss per common share                       $  (0.50)      $  (0.47)

Weighted average shares outstanding              4,822,112      4,758,025









                     The accompanying notes are an integral part of these consolidated financial statements.






                     HOMELAND HOLDING CORPORATION AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               (In thousands, except share and per share amounts)
                                       (Unaudited)

part 1 of 2
                                       Common Stock     Additional
                                                         Paid-In    Accumulated
                                  Shares       Amount    Capital      Deficit

Balance, December 28, 1996       4,758,025      $ 48     $56,013    $  (3,120)

Net Loss                             -           -          -          (2,258)

Balance, March 22, 1997          4,758,025      $ 48     $56,013    $  (5,378)


Balance, January 3, 1998         4,820,637      $ 48     $56,040    $ (13,764)

Net Loss                             -           -          -          (2,410)

Issuance of common stock             2,220       -            27         -

Balance, March 28, 1998          4,822,857      $ 48     $56,067    $ (16,174)


part 2 of 2

                                    Total
                                  Stockholders'
                                Equity (Deficit)

Balance, December 28, 1996        $  52,941

Net Loss                             (2,258)

Balance, March 22, 1997           $  50,683


Balance, January 3, 1998          $  42,324

Net Loss                             (2,410)

Issuance of common stock                 27

Balance, March 28, 1998           $  39,941


                   The accompanying notes are an integral part
                    of these consolidated financial statements.

                      HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                 (In thousands, except share and per share amounts)
                                    (Unaudited)



                                                   12 weeks        12 weeks
                                                    ended           ended
                                                   March 28,       March 22,
                                                     1998            1997

Cash flows from operating activities:
 Net loss                                         $  (2,410)      $  (2,258)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                      2,192           1,717
   Amortization of excess reorganization value        3,281           3,460
   Amortization of financing costs                       17              14
   Loss on disposal of assets                            32               7
   Amortization of beneficial interest in
    operating leases                                     28              28
   Adjustment to excess reorganization value           -                292
   Deferred income taxes                                479             801
   Change in assets and liabilities:
     Decrease in receivables                          3,103           2,801
     Decrease in inventories                            456             477
     Decrease in prepaid expenses and
      other current assets                              244             210
     Increase (decrease) in other assets and
      deferred charges                                   17            (101)
     Decrease in accounts payable - trade            (1,110)           (559)
     Decrease in salaries and wages                    (802)           (832)
     Increase (decrease) in taxes                      (591)            148
     Decrease in accrued interest payable            (1,274)         (1,513)
     Decrease in other current liabilities           (1,567)         (1,262)
     Increase in other noncurrent liabilities            37             108

       Net cash provided by operating activities      2,132           3,538

Cash flow used in investing activities:
 Capital expenditures                                (1,605)         (1,254)
 Cash received from sale of assets                     -                 12

       Net cash used in investing activities         (1,605)         (1,242)

Cash flows used by financing activities:
 Borrowings under revolving credit loans             26,416          29,595
 Payments under revolving credit loans              (26,398)        (27,640)
 Proceeds from issuance of common stock                  27            -
 Principal payments under note payable                  (15)            (15)
 Principal payments under capital lease obligations    (304)           (346)

       Net cash provided  by (used in) financing
        activities                                     (274)          1,594

Net increase (decrease) in cash and cash
 equivalents                                            253           3,890

Cash and cash equivalents at beginning of period      4,778           1,492

Cash and cash equivalents at end of period          $ 5,031         $ 5,382

Supplemental information:
 Cash paid during the period for interest           $ 3,312         $ 3,490

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

                 These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period ended January 3, 1998, and the notes thereto.

2.   Accounting Policies:

                 The significant accounting policies of the Company are summarized in the consolidated financial statements of the Company for the 53 weeks ended January 3, 1998, and the notes thereto.

3.   Earnings Per Share:

                 Options to purchase 298,500 shares of common stock with a weighted average exercise price of $6.80 were outstanding at March 28, 1998 but were not included in the computation of diluted earnings per share because the effect would be antidilutive.














Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         General


                 The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales for the periods indicated:

                                                    12 weeks ended
                                                  March         March
                                                    28,           22,
                                                   1998          1997
               Net sales                          100.0%        100.0%
               Cost of sales                       75.7          75.7
                Gross profit                       24.3          24.3
               Selling and administrative          21.6          21.0
               Amortization of excess
                reorganization value                2.7           2.9
               Operating profit                     -             0.4
               Interest expense                     1.6           1.6
               Loss before income taxes            (1.6)         (1.2)
               Income tax provision                 0.4           0.7

                 Net loss                          (2.0)         (1.9)

             Results of Operations

                 Net sales for the first quarter ended March 28, 1998, were $121.4 million, an increase of 1.1% over the corresponding period of 1997. The increase in net sales was due to an additional four stores in operation during the quarter versus the same quarter a year ago. The higher sales from the additional stores were partially offset by a decline in comparable store sales of 4.4%. The decrease in comparable store sales was due primarily to competitive store openings after the 1st quarter of 1997. In addition, to a lesser degree, comparable store sales were affected by a shift in the 1998 New Year's Day selling week. The 1997 New Year's Day selling week was included in the first quarter of 1997. This is traditionally a strong sales' week. Because the Company had a 53-week fiscal year in 1997, the 1998 New Year's Day sales week was included in fiscal 1997 instead of the first quarter of 1998.

                 There were no new competitive store openings during the first quarter of 1998. Management believes that this, combined with improvement in stores that were affected by competitive openings in 1997, will result in improved comparable store sales in the second quarter.




                 Gross profit as a percentage of net sales remained stable and was 24.3% for both the first quarter of 1998 and the first quarter of 1997.

                 Selling and administrative expenses increased by 0.6%, as a percentage of net sales, to 21.6% in the first quarter of 1998 from 21.0% in the first quarter of 1997. The primary causes of the increase are additional depreciation expense resulting from higher levels of capital expenditures and higher wages from the minimum wage increase. The last minimum wage increase took effect September 1, 1997.

                 The Company recorded amortization of excess reorganization value of $3.3 million for the twelve weeks ended March 28, 1998. For the 12 weeks ended March 22, 1997, the Company recorded $3.5 million for amortization of excess reorganization value. The amortization of the excess reorganization value will negatively affect earnings for the next six fiscal quarters.

                 Interest expense for the first quarter of 1998 was $2.0 million and did not change from the first quarter of 1997. Average borrowing increased but the additional interest expense from the higher borrowing was offset by higher interest income from the interest bearing certificate of Associated Wholesale Grocers, Inc.

                 The Company recorded an income tax provision of $0.5 million for the first quarter of 1998. The effective tax rate differs from the statutory rate due to amortization of excess reorganization value, which is not deductible for income tax purposes. The net operating loss carryforwards available for utilization in 1998 are limited to approximately $3.3 million, the benefit of which is being recorded as a reduction of excess reorganization value rather than a reduction of income tax expense.

                 EBITDA (as defined hereinafter) amounted to $5.5 million or 4.6% of net sales in the first quarter of 1998 as compared to $5.7 million or 4.8% of net sales for the first quarter of 1997. The decrease in EBITDA is due primarily to the increased selling and administrative expenses and was somewhat offset by the increased gross margin contribution that was a result of increased sales.

                 Net loss for the 12 weeks ended March 28, 1998, was $2.4 million or $0.50 per share compared to a net loss of $2.3 million or $0.47 per share for the corresponding period of 1997.

                 The Company is amortizing its excess reorganization value of $45 million over a three-year period, and such amortization has affected earnings significantly. Income before amortization of excess reorganization value for the 12 weeks ended March 28, 1998, was $0.9 million or $0.18 per share.


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

                 The Company's EBITDA (earnings before interest, taxes, depreciation and amortization) before financial restructuring costs, as presented below, is the Company's measurement of internally-generated cash for working capital needs, capital expenditures and payment of debt obligations:

                                                         12 weeks ended
                                                      March          March
                                                        28,            22,
                                                       1998           1997

            Loss before income taxes                   (1,931)       (1,457)

            Interest expense                            1,951         1,982

            Amortization of reorganization value        3,281         3,460

            Depreciation and amortization               2,220         1,745

                    EBITDA                              5,521         5,730

                 As a percentage of sales                4.55%         4.77%

                 As a multiple of interest expense       2.83x         2.89x

                 Cash flow from operations provided $2.1 million for the 12 weeks ended March 28, 1998, and $3.5 million for the 12 weeks ended March 22, 1997. The decrease in cash flow from operations for the 12 weeks ended March 28, 1998, was primarily due to an increase in the selling and administrative expense and decreases in trade accounts payable and taxes.

                 The investing activities of the Company used net cash of $1.6 million and $1.2 million for the 12 weeks ended March 28, 1998, and March 22, 1997, respectively. The funds for the first quarter 1998 investing activities were provided primarily by internally-generated cash.


                 Financing activities of the Company used net cash of $0.3 million for the 12 weeks ended March 28, 1998, and provided net cash of $1.6 million for the 12 weeks ended March 22, 1997.

                 As of March 28, 1998, the Company had $10.8 million of borrowings and $3.3 million of letters of credit outstanding under its $32.0 million revolving credit facility. The revolving credit facility provides for borrowings to the lesser of (a) $32.0 million or (b) the applicable borrowing base. The applicable borrowing base on March 28, 1998, was $29.7 million. Management believes that the revolving credit facility and cash flow from operations will be adequate for the Company's short-term requirements.

                 The Company is continuing to improve its store facilities through its capital expenditure program to maintain and enhance its market competitiveness. Cash capital expenditures for 1998 are expected to be $12.9 million. The credit agreement limits the Company to $13.0 million cash capital expenditures for 1998. The Company is also allowed $7.0 million of new capital leases each year.

       Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995

                 The statements made under Item: Management's Discussion and Analysis of Financial Condition and Results of Operations and other statements in this Form 10-Q which are not historical facts, particularly with respect to future net sales, are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could render them materially inaccurate or different. The risks and uncertainties include, but are not limited to, the effect of economic conditions, the impact of competitive promotional and new store activities, labor cost, capital constraints, availability and costs of inventory, changes in technology and the effect of regulatory and legal developments.


     PART II - OTHER INFORMATION

     Item 5.   Other Information

                    Mr. Larry W. Kordisch resigned his position as Executive
               Vice President/Finance, C.F.O. and Secretary effective May 15, 1998. The Company is currently recruiting a replacement for Mr. Kordisch.



     Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibit:  The following exhibit is filed as part of this report:

               Exhibit No.    Description

                     27       Financial Data Schedule.



               (b) Report on Form 8-K: The Company did not file any Form 8-K during the quarter ended March 28, 1998.
































                                     SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            HOMELAND HOLDING CORPORATION


     Date:  May 8, 1998     By: /s/ David B. Clark_____________________
                                David B. Clark, President,
                                Chief Executive Officer
                                and Director
                                (Principal Executive Officer)


     Date:  May 8, 1998     By: /s/ Larry W. Kordisch__________________
                                Larry W. Kordisch, Executive
                                Vice President/
                                Finance, Chief Financial
                                Officer and Secretary
                                (Principal Financial Officer)