Form 10-Q
period 1998-06-20
HOMELAND HOLDING CORP
filed 1998-08-04
CIK 835582

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
             Quarterly Report Under Section 13 or 15 (d) of the Securities
    X        Exchange Act of 1934
             For the quarterly period ended June 20, 1998

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

       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 28, 1998:

          Homeland Holding Corporation Common Stock:  4,835,901 shares




                       HOMELAND HOLDING CORPORATION

                               FORM 10-Q
              FOR THE TWENTY-FOUR WEEKS ENDED JUNE 20, 1998

                                INDEX



                                                                       Page
PART 1 FINANCIAL INFORMATION

ITEM 1.   Financial Statements.........................................  1

          Consolidated Balance Sheets as of
             June 20, 1998, and January 3, 1998........................  1
          Consolidated Statements of Operations
             Twelve Weeks ended June 20, 1998, and June
             14, 1997..................................................  3
          Consolidated Statements of Operations
             Twenty-four Weeks ended June 20, 1998, and June
             14, 1997..................................................  4
          Consolidated Statements of Stockholders Equity (Deficit)
             Twenty-four Weeks ended June 20, 1998 and June
             14, 1997..................................................  5
          Consolidated Statements of Cash Flows
             Twenty-four Weeks ended June 20, 1998 and June
             14, 1997..................................................  6
          Notes to Consolidated Financial Statements...................  7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................  8

PART II   OTHER INFORMATION


ITEM 5.   Other Information............................................ 12

ITEM 6.   Exhibits and Reports on Form 8-K............................. 13






                                      i


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS

              (In thousands, except share and per share amounts)


                             ASSETS

                                               June 20,          January 3,
                                                 1998               1998
                                              (Unaudited)
Current assets:
 Cash and cash equivalents                   $   5,813          $   4,778
 Receivables, net of allowance for
  uncollectible accounts of $1,108
  and $1,198                                     7,557              9,313
 Inventories                                    45,371             45,946
 Prepaid expenses and other current assets       3,222              2,581

      Total current assets                      61,963             62,618

Property, plant and equipment:
 Land and land improvements                      9,417              9,303
 Buildings                                      20,029             19,995
 Fixtures and equipment                         25,372             22,267
 Leasehold improvements                         16,676             13,459
 Software                                        5,115              4,991
 Leased assets under capital leases              8,610              8,610
 Construction in progress                           30              2,769

                                                85,249             81,394
Less, accumulated depreciation
 and amortization                               15,702             11,299

Net property, plant and equipment               69,547             70,095

Reorganization value in excess of amounts
 allocable to identifiable assets, less
 accumulated amortization of $26,832 at
 June 20, 1998, and $20,346 at
 January 3, 1998                                15,772             23,162

Other assets and deferred charges               10,011             10,166

   Total assets                              $ 157,293          $ 166,041

                                                      Continued


                The accompanying notes are an integral part
                 of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS, Continued

            (In thousands, except share and per share amounts)


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                               June 20,         January 3,
                                                 1998              1998
                                              (unaudited)

Current liabilities:
 Accounts payable - trade                    $  18,105          $  18,941
 Salaries and wages                              2,230              2,508
 Taxes                                           3,632              3,605
 Accrued interest payable                        2,671              2,619
 Other current liabilities                       7,554             10,042
 Current portion of long-term debt               1,753              1,728
 Current portion of obligations under
  capital leases                                 1,286              1,286

  Total current liabilities                     37,231             40,729

Long-term obligations:
 Long-term debt                                 78,836             78,353
 Obligations under capital leases                2,001              2,608
 Other noncurrent liabilities                    1,951              2,027

  Total long-term obligations                   82,788             82,988


Stockholders' equity:
 Common Stock,
  $0.01 par value, authorized - 7,500,000
  shares, issued 4,825,899 shares at June
  20, 1998, and issued 4,820,637
  shares at January 3, 1998                         48                 48
 Additional paid-in capital                     56,159             56,040
 Accumulated deficit                           (18,933)           (13,764)

  Total stockholders' equity                    37,274             42,324

  Total liabilities and stockholders'
   equity                                    $ 157,293          $ 166,041




                The accompanying notes are an integral part
                 of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

             (In thousands, except share and per share amounts)
                                   (Unaudited)




                                              12 weeks       12 weeks
                                               ended           ended
                                              June 20,        June 14,
                                                1998           1997

Sales, net                                 $  123,509      $   116,264

Cost of sales                                  94,146           87,603

 Gross profit                                  29,363           28,661

Selling and administrative expenses            26,598           25,079

Amortization of excess reorganization value     3,205            3,364

 Operating profit (loss)                         (440)             218

Interest expense                                1,848            1,833

Loss before income taxes                       (2,288)          (1,615)

Income tax expense                                471              920

Net loss                                       (2,759)          (2,535)

Basic and diluted earnings per share:
 Net loss per share                        $    (0.57)       $   (0.53)

Weighted average shares outstanding          4,824,781        4,758,025




                The accompanying notes are an integral part
                 of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

             (In thousands, except share and per share amounts)
                                 (Unaudited)




                                             24 weeks           24 weeks
                                              ended              ended
                                             June 20,           June 14,
                                              1998               1997

Sales, net                                 $  244,912        $  236,314

Cost of sales                                 186,068           178,481

 Gross profit                                  58,844            57,833

Selling and administrative expenses            52,778            50,266

Amortization of excess reorganization value     6,486             6,824

 Operating profit (loss)                         (420)              743

Interest expense                                3,799             3,815

Loss before income taxes                       (4,219)           (3,072)

Income tax expense                                950             1,721

Net loss                                       (5,169)           (4,793)

Basic and diluted earnings per share:
 Net loss per share                        $    (1.07)       $    (1.01)

Weighted average shares outstanding           4,823,482        4,758,025




                The accompanying notes are an integral part
                 of these consolidated financial statements.

                   HOMELAND HOLDING CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                        Common Stock                Additional
                                                         Paid-In   Accumulated     Stockholder's
                                    Shares     Amount    Capital     Deficit     Equity (Deficit)

Balance, December 28, 1996       4,758,025    $   48    $ 56,013   $  (3,120)    $   52,941

Net loss                             -            -          -        (4,793)        (4,793)

Balance, June 14, 1997           4,758,025        48    $ 56,013   $  (7,913)    $   48,148

Balance, January 3, 1998         4,820,637    $   48    $ 56,040   $ (13,764)    $   42,324

Net loss                             -            -          -        (5,169)        (5,169)

Issuance of common stock            15,262        -     $    119        -        $      119

Balance, June 20, 1998           4,835,899    $   48    $ 56,159   $ (18,933)    $   37,274         -








                     The accompanying notes are an integral part
                      of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              (In thousands, except share and per share amounts)
                                    (Unaudited)




                                                     24 weeks      24 weeks
                                                      ended         ended
                                                     June 20,      June 14,
                                                      1998           1997

Cash flows from operating activities:
 Net loss                                            $ (5,169)     $ (4,793)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation and amortization                        4,434         3,510
   Amortization of excess reorganization value          6,486         6,824
   Amortization of financing costs                         35            29
   (Gain) loss on disposal of assets                       36            (1)
   Amortization of beneficial interest in
    operating leases                                       56            56
   Adjustment to excess reorganization value             -              292
   Deferred income taxes                                  905         1,721
   Change in assets and liabilities:
     Decrease in receivables                            1,756         1,892
     Decrease in inventories                              575         1,849
     Decrease (increase) in prepaid expenses
      and other current assets                           (641)          534
     Decrease (increase) in other assets and
      deferred charges                                     48          (118)
     Decrease in accounts payable-trade                  (836)       (1,670)
     Decrease in salaries and wages                      (278)         (752)
     Increase in taxes                                     27           804
     Increase (decrease) in accrued interest payable       52          (211)
     Decrease in other current liabilities             (2,488)       (1,352)
     Increase (decrease) in other noncurrent
      liabilities                                         (61)          113

       Net cash provided by operating activities        4,937         8,727

Cash flow used in investing activities:
 Capital expenditures                                  (3,926)       (3,559)
 Cash received from sale of assets                          4            20

       Net cash used in investing activities           (3,922)       (3,539)

Cash flows used by financing activities:
 Borrowings under term loan                              -             -
 Borrowings under revolving credit loans               60,810        63,409
 Payments under revolving credit loans                (59,855)      (63,241)
 Proceeds from issuance of common stock                   119          -
 Principal payments under note payable                   (447)          (31)
 Principal payments under capital lease obligations      (607)         (683)
 Payments of secured debt obligations                    -             -

       Net cash provided (used) in
        financing activities                               20          (546)

Net increase in cash and cash equivalents               1,035         4,642

Cash and cash equivalents at beginning of period        4,778         1,492

Cash and cash equivalents at end of period           $  5,813       $ 6,134

Supplemental information:
 Cash paid during the period for interest            $  3,909       $ 4,005

 Cash paid during the period for income taxes        $   -          $  -



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

3.     Net Loss Per Share:

            Options to purchase 256,000 shares of common stock with a weighted average exercise price of $6.68 were outstanding at June 20, 1998, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.


Item 2.     Management's Discussion and Analysis of Financial
       Conditions and Results of Operations

       General

              The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales of the periods indicated:

                                12 weeks ended           24 weeks ended
                             June 20, June 14,         June 20, June 14,
                              1998      1997           1998          1997
      Net Sales              100.0%    100.0%         100.0%        100.0%
      Cost of Sales           76.2      75.3           76.0          75.5
         Gross Profit         23.8      24.7           24.0          24.5
      Selling and
       administrative         21.5      21.6           21.5          21.3
      Amortization of
       excess reorganization
       value                   2.6       2.9            2.6           2.9
      Operating profit
       (loss)                 (0.3)      0.2           (0.1)          0.3
      Interest expense         1.5       1.6            1.6           1.6
      Loss before income
       taxes                  (1.8)     (1.4)          (1.7)         (1.3)
      Income tax
       provision               0.4       0.8            0.4           0.7

         Net loss             (2.2)     (2.2)          (2.1)         (2.0)




  Results of Operations.

            Comparison of Twelve Weeks and Twenty-Four Weeks ended June 20, 1998, with Twelve Weeks and Twenty-Four Weeks ended June 14, 1997.

            Net sales for the 12 weeks and 24 weeks ended June 20, 1998, increased 6.2 % and 3.6%, respectively, from the net sales of the corresponding period of 1997. Comparable store sales for the 12 weeks and 24 weeks ended June 20, 1998, increased by 0.4% and decreased by 2.1%, respectively, as compared to the corresponding periods of 1997.

            The improvement in total sales in the quarter is partially due to an additional four stores in operation versus the same quarter last year. The sales improvement in the quarter is also due to a change in like-store sales trends from a decline of 4.4% in the first quarter to an increase of 0.4% in the second quarter. This turnaround in trend is primarily due to increasing customer acceptance of card-based promotions, re-grand openings of five remodeled stores, greater usage of targeted localized promotions, and better store level execution.


            There were 4 competitive grand openings during the second quarter of 1998, two of which were Wal-Mart Supercenters.

            The Company also closed a small store less than 2 miles away from a larger, remodeled store during the second quarter.

            Gross profit as a percentage of sales for the 12 weeks ended June 20, 1998, was 23.8%, a decrease from the corresponding period in 1997 of 24.7%. The decrease in gross profit margin was primarily a result of increased promotional activities relating to new competitors and re-grand opening sales of the five remodeled stores. Management anticipates that future improvements in cost of goods will help offset increases in promotional costs. Gross profit as a percentage of sales for the 24 weeks ended June 20, 1998, was 24.0%, a decrease from the corresponding period in 1997 of 24.5%.

            Selling and administrative expenses for the 12 weeks ended
  June 20, 1998, decreased to 21.5%, as a percentage of net sales, compared to 21.6% for the corresponding period of 1997. The reduction during the second quarter reflects improvements in store level productivity and lower fixed expense ratios due to increased sales. For the 24 weeks ended June 20, 1998, selling and administrative expenses as a percentage of sales increased by 0.2% to 21.5% from 21.3% in the corresponding period of 1997.

            The Company recorded amortization of excess reorganization value of $3.2 million and $6.5 million for the 12 weeks and 24 weeks ended
  June 20, 1998, respectively. The amortization of the excess reorganization value will negatively affect earnings for the next five fiscal quarters.

            Interest expense for the 12 weeks ended June 20, 1998, and June 14, 1997, was $1.8 million. Interest expense for the 24 weeks ended June 20, 1998, and June 14, 1997, was $3.8 million.

            The Company recorded an income tax provision of $0.5 million and $0.9 million for the 12 weeks and 24 weeks ended June 20, 1998, respectively. The effective tax rate differs from the statutory rate due to amortization of excess reorganization value, which is not deductible for
  income tax purposes.   The net operating loss ("NOL") carryforwards
  available for utilization in 1998 are limited to approximately
  $3.3 million, the benefit of which is being recorded as a reduction of excess reorganization value rather than a reduction of income tax expense. The NOL carryforward available in 1998 is expected to be fully utilized in the third quarter of 1998, and accordingly, the Company will commence to incur income tax liabilities.

            The Company's EBITDA (as defined hereinafter) for the 12 weeks ended June 20, 1998, declined to $5.0 million or 4.1% of net sales, from the EBITDA of $5.4 million or 4.7% of net sales for the corresponding period in 1997. For the 24 weeks ended June 20, 1998, EBITDA was $ 10.6 million or 4.3% of net sales compared to $11.1 million or 4.7% for the corresponding period of 1997.

            Net loss for the 12 weeks ended June 20, 1998, was $2.8 million or $0.57 per share compared to a net loss of $2.5 million or $0.53 per share for the corresponding period in 1997. Net loss for the 24 weeks ended June 20, 1998, was $5.2 million or $1.07 per share compared to a net loss of $4.8 million or $1.01 per share for the corresponding period in 1997.

         The Company is amortizing its excess reorganization value of $45 million over a three-year period, and such amortization has affected earnings significantly. If the Company excluded such amortization of excess reorganization value for the 12 weeks and 24 weeks ended June 20, 1998, the Company would record income of $0.4 million or $0.9 per share and income of $1.3 million or $0.27 per share, respectively.

  Liquidity and Capital Resources

            The primary sources of liquidity and capital for the Company's operations have been borrowing under the revolving credit facility and internally-generated funds.

            The Company's EBITDA (earnings before interest, taxes, depreciation and amortization), as presented below, is the Company's measurement of internally-generated cash for working capital needs, capital expenditures and payment of debt obligations:

                                     12 weeks ended      24 weeks ended
                                   June 20,  June 14,  June 20,  June 14,
                                     1998      1997      1998      1997

    Loss before income taxes        (2,288)   (1,615)    (4,219)   (3,072)

    Interest expense                 1,848     1,833      3,799     3,815

    Amortization of
     reorganization value            3,205     3,364      6,486     6,824

    Depreciation and
     amortization                    2,272     1,821      4,492     3,566

          EBITDA                     5,037     5,403     10,558    11,133

        As a percentage of
         sales                       4.10%      4.70%      4.30%     4.70%

        As a multiple of
         interest expense             2.7x       3.0x       2.8x      2.9x

           Cash flow from operations provided $4.9 million for the 24 weeks ended June 20, 1998, and $8.7 million for the 24 weeks ended June 14, 1997. The decrease in cash flow from operations in comparison between the two periods was due primarily to higher purchases of inventory and decreases in other current liabilites.

           The Company's investing activities used net cash of $3.9 million in the 24 weeks ended June 20, 1998, as compared to net cash used by investing activities of $3.5 million in the 24 weeks ended June 14, 1997.

           Financing activities of the Company provided net cash of $0.1 million and used net cash of $0.5 million for the 24 weeks ended June 20, 1998, and June 14, 1997, respectively.

           As of June 20, 1998, the Company had $11.6 million of borrowings and $3.3 million of letters of credit outstanding under its $32.0 million revolving credit facility. The revolving credit facility provides for borrowings to the lesser of (a) $32.0 million or (b) the applicable borrowing base. The applicable borrowing base on June 20, 1998, was $29.7 million. Management believes that the revolving credit facility and cash flow from operations will be adequate for the Company's short-term requirements.

           The Company is continuing to improve its store facilities through its capital expenditure program to maintain and enhance its market competitiveness. Cash capital expenditures for 1998 are expected to be at $12.9 million. The credit agreement limits the Company to $13.0 million cash capital expenditures for 1998. The Company is also allowed $7.0 million of new capital leases each year.

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


  PART II - OTHER INFORMATION

  Item 5.   Other Information

            Ms. Deborah A. Brown was elected Vice President - Accounting, Corporate Controller, Treasurer and Assistant Secretary on July 9, 1998.

            Mr. Wayne S. Peterson has accepted the position of Senior Vice President, Chief Financial Officer, and Secretary pending the completion of the merger of his current employer, Buttrey Food & Drug with Albertson's Inc.

  Item 6.    Exhibits and Reports on Form 8-K

             (a)     Exhibits:     The following exhibits are filed as part
                                   of this report:

                     Exhibit No.   Description

                          27       Financial Data Schedule.


             (b) Report on Form 8-K: The Company did not file any Form 8-K during the quarter ended June 20, 1998.


                                       SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HOMELAND HOLDING CORPORATION


  Date: August 4, 1998       By: /s/  David B. Clark
                                 David B. Clark, President, Chief Executive
                                 Officer and Director
                                 (Principal Executive Officer)


  Date: August 4, 1998       By: /s/  Deborah A. Brown
                                 Deborah A. Brown, Vice President - Accounting Corporate Controller, Treasurer and
                                 Assistant Secretary
                                 (Principal Financial Officer)