Form 10-Q/A
period 1998-03-28
HOMELAND HOLDING CORP
filed 1998-08-13
CIK 835582

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              	FORM 10-Q/A

                             AMENDMENT NO. 1


[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 28, 1998

                                  	OR

[ ]   Transition Report Pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934 For the transition period from period     to


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

       	Homeland Holding Corporation Common Stock:  4,818,020 shares

Explanatory Note: This amendment is filed to correct the number of shares of Common Stock of Homeland Holding Corporation reflected as issued and outstanding on May 1, 1998.


                             	SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     	HOMELAND HOLDING CORPORATION


Date: August 13, 1998       By:  /s/ David B. Clark
                            David B. Clark, President, Chief Executive
                            Officer, and Director
                            (Principal Executive Officer)


Date: August 13, 1998       By:  /s/ Deborah A. Brown
                            Deborah A. Brown, Vice President -
                            Accounting, Corporate Controller, Treasurer
                            and Assistant Secretary
                            (Principal Financial Officer)