Form 10-Q
period 1998-09-12
HOMELAND HOLDING CORP
filed 1998-10-16
CIK 835582

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
             Quarterly Report Under Section 13 or 15 (d) of the Securities
    X        Exchange Act of 1934
             For the quarterly period ended September 12, 1998

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

       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 9, 1998:

          Homeland Holding Corporation Common Stock:  4,842,197 shares




                       HOMELAND HOLDING CORPORATION

                               FORM 10-Q
            FOR THE THIRTY-SIX WEEKS ENDED SEPTEMBER 12, 1998

                                INDEX



                                                                       Page
PART 1 FINANCIAL INFORMATION

ITEM 1.   Financial Statements.........................................  1

          Consolidated Balance Sheets as of
             September 12, 1998, and January 3, 1998...................  1
          Consolidated Statements of Operations
             Twelve Weeks ended September 12, 1998, and
             September 6, 1997.........................................  3
          Consolidated Statements of Operations
             Thirty-six Weeks ended September 12, 1998, and
             September 6, 1997.........................................  4
          Consolidated Statements of Stockholders Equity (Deficit)
             Thirty-six Weeks ended September 12, 1998 and
             September 6, 1997.........................................  5
          Consolidated Statements of Cash Flows
             Thirty-six Weeks ended September 12, 1998 and
             September 6, 1997.........................................  6
          Notes to Consolidated Financial Statements...................  7

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................  8

PART II   OTHER INFORMATION


ITEM 3.   Submission of Matters of a Vote of Security Holders.......... 12

ITEM 4.   Other Information............................................ 12

ITEM 5.   Exhibits and Reports on Form 8-K............................. 13






                                      i

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                       CONSOLIDATED BALANCE SHEETS

              (In thousands, except share and per share amounts)


                             ASSETS

                                             September 12,        January 3,
                                                 1998               1998
                                              (Unaudited)
Current assets:
 Cash and cash equivalents                   $   5,007          $   4,778
 Receivables, net of allowance for
  uncollectible accounts of $1,085
  and $1,198                                     9,789              9,313
 Inventories                                    44,900             45,946
 Prepaid expenses and other current assets       2,583              2,581

      Total current assets                      62,279             62,618

Property, plant and equipment:
 Land and land improvements                      9,925              9,303
 Buildings                                      20,136             19,995
 Fixtures and equipment                         26,441             22,267
 Leasehold improvements                         16,879             13,459
 Software                                        5,134              4,991
 Leased assets under capital leases              8,970              8,610
 Construction in progress                          311              2,769

                                                87,796             81,394
Less, accumulated depreciation
 and amortization                               17,988             11,299

Net property, plant and equipment               69,808             70,095

Reorganization value in excess of amounts
 allocable to identifiable assets, less
 accumulated amortization of $29,955 at
 September 12, 1998, and $20,346 at
 January 3, 1998                                12,170             23,162

Other assets and deferred charges                9,940             10,166

   Total assets                              $ 154,197          $ 166,041

                                                      Continued

                The accompanying notes are an integral part
                 of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS, Continued

            (In thousands, except share and per share amounts)


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                             September 12,       January 3,
                                                 1998              1998
                                              (unaudited)

Current liabilities:
 Accounts payable - trade                    $  17,551          $  18,941
 Salaries and wages                              2,414              2,508
 Taxes                                           3,966              3,605
 Accrued interest payable                          959              2,619
 Other current liabilities                       7,621             10,042
 Current portion of long-term debt              22,519              1,728
 Current portion of obligations under
  capital leases                                 1,286              1,286

  Total current liabilities                     56,316             40,729

Long-term obligations:
 Long-term debt                                 60,182             78,353
 Obligations under capital leases                2,054              2,608
 Other noncurrent liabilities                    1,814              2,027

  Total long-term obligations                   64,050             82,988


Stockholders' equity:
 Common Stock,
  $0.01 par value, authorized - 7,500,000
  shares, issued 4,841,025 shares at
  September 12, 1998, and issued 4,820,637
  shares at January 3, 1998                         48                 48
 Additional paid-in capital                     56,186             56,040
 Accumulated deficit                           (22,403)           (13,764)

  Total stockholders' equity                    33,831             42,324

  Total liabilities and stockholders'
   equity                                    $ 154,197          $ 166,041




                The accompanying notes are an integral part
                 of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

             (In thousands, except share and per share amounts)
                                   (Unaudited)




                                              12 weeks       12 weeks
                                               ended           ended
                                            September 12,   September 6,
                                                1998           1997

Sales, net                                 $  118,129      $   114,935

Cost of sales                                  89,665           87,690

 Gross profit                                  28,464           27,245

Selling and administrative expenses            26,497           25,801

Amortization of excess reorganization value     3,123            3,271

 Operating loss                                (1,156)          (1,827)

Interest expense                                1,833            1,890

Loss before income taxes                       (2,989)          (3,717)

Income tax expense (benefit)                      481             (250)

Net loss                                       (3,470)          (3,467)

Basic and diluted earnings per share:
 Net loss per share                        $    (0.72)       $   (0.73)

Weighted average shares outstanding          4,836,046        4,782,294




                The accompanying notes are an integral part
                 of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS

             (In thousands, except share and per share amounts)
                                 (Unaudited)




                                             36 weeks           36 weeks
                                              ended              ended
                                           September 12,       September 6,
                                              1998               1997

Sales, net                                 $  363,041        $  351,249

Cost of sales                                 275,733           266,171

 Gross profit                                  87,308            85,078

Selling and administrative expenses            79,275            76,067

Amortization of excess reorganization value     9,609            10,095

 Operating loss                                (1,576)           (1,084)

Interest expense                                5,632             5,705

Loss before income taxes                       (7,208)           (6,789)

Income tax expense                              1,431             1,471

Net loss                                       (8,639)           (8,260)

Basic and diluted earnings per share:
 Net loss per share                        $    (1.79)       $    (1.73)

Weighted average shares outstanding           4,827,671        4,766,115




                The accompanying notes are an integral part
                 of these consolidated financial statements.

                   HOMELAND HOLDING CORPORATION AND SUBSIDIARY

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                        Common Stock                Additional
                                                         Paid-In   Accumulated     Stockholder's
                                    Shares     Amount    Capital     Deficit     Equity (Deficit)

Balance, December 28, 1996       4,758,025    $   48    $ 56,013   $  (3,120)    $   52,941

Net loss                             -            -          -        (8,260)        (8,260)

Issuance of common stock            58,577        -            4        -                 4

Balance, September 6, 1997       4,816,602        48    $ 56,017   $ (11,380)    $   44,685

Balance, January 3, 1998         4,820,637    $   48    $ 56,040   $ (13,764)    $   42,324

Net loss                             -            -          -        (8,639)        (8,639)

Issuance of common stock            20,388        -     $    146        -        $      146

Balance, September 12, 1998      4,841,025    $   48    $ 56,186   $ (22,403)    $   33,831         -








                     The accompanying notes are an integral part
                      of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

              (In thousands, except share and per share amounts)
                                    (Unaudited)




                                                     36 weeks      36 weeks
                                                      ended         ended
                                                  September 12,  September 6,
                                                      1998           1997

Cash flows from operating activities:
 Net loss                                            $ (8,639)     $ (8,260)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Depreciation and amortization                        6,743         5,355
   Amortization of excess reorganization value          9,609        10,095
   Amortization of financing costs                         52            43
   Loss on disposal of assets                              34            59
   Amortization of beneficial interest in
    operating leases                                       84            84
   Adjustment to excess reorganization value             -              292
   Deferred income taxes                                1,383         1,176
   Change in assets and liabilities:
     (Increase) decrease in receivables                  (476)          707
     Decrease in inventories                            1,046           812
     (Increase) decrease in prepaid expenses
      and other current assets                             (2)          158
     (Increase) decrease in other assets and
      deferred charges                                     66           (92)
     Increase (decrease) in accounts payable-trade     (1,390)          442
     Decrease in salaries and wages                       (94)         (791)
     Increase in taxes                                    361         1,562
     Decrease in accrued interest payable              (1,660)       (1,829)
     Decrease in other current liabilities             (2,421)         (917)
     Increase (decrease) in other noncurrent
      liabilities                                        (191)          133

       Net cash provided by operating activities        4,505         9,029

Cash flow used in investing activities:
 Capital expenditures                                  (6,083)       (5,762)
 Cash received from sale of assets                         19            25

       Net cash used in investing activities           (6,064)       (5,737)

Cash flows used by financing activities:
 Borrowings under revolving credit loans               93,337        94,476
 Payments under revolving credit loans                (89,838)      (92,504)
 Payments on tax notes                                    (46)          (46)
 Proceeds from issuance of common stock                   146          -
 Principal payments under note payable                   (833)         -
 Principal payments under capital lease obligations      (978)       (1,003)

       Net cash provided by financing
        activities                                      1,788           923

Net increase in cash and cash equivalents                 229         4,215

Cash and cash equivalents at beginning of period        4,778         1,492

Cash and cash equivalents at end of period           $  5,007       $ 5,707

Supplemental information:
 Cash paid during the period for interest            $  7,541       $ 7,378

 Cash paid during the period for income taxes        $   -          $  -



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

3.   Net Loss Per Share:

            Options to purchase 257,000 shares of common stock with a weighted average exercise price of $6.66 were outstanding at September 12, 1998, but were not included in the computation of diluted earnings per share because the effect would be antidilutive.

4.   Term Loan and Revolving Facility

            The Company's Term Loan and Revolving Facility will mature on August 1, 1999. Because this maturity date is within 12 months of this reporting period, $20,766 million of debt has been reclassified from long-term to current. The Company is currently in the process of negotiations with its banks to refinance the debt and extend the maturity date.





Item 2.     Management's Discussion and Analysis of Financial
       Conditions and Results of Operations

       General

              The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales of the periods indicated:

                                12 weeks ended           36 weeks ended
                         September 12, September 6, September 12, September 6,
                              1998      1997           1998          1997
      Net Sales              100.0%    100.0%         100.0%        100.0%
      Cost of Sales           75.9      76.3           76.0          75.8
         Gross Profit         24.1      23.7           24.0          24.2
      Selling and
       administrative         22.4      22.4           21.8          21.7
      Amortization of
       excess reorganization
       value                   2.6       2.8            2.6           2.9
      Operating profit
       (loss)                 (0.9)     (1.6)          (0.4)         (0.3)
      Interest expense         1.6       1.6            1.6           1.6
      Loss before income
       taxes                  (2.5)     (3.2)          (2.0)         (1.9)
      Income tax
       provision               0.4      (0.2)           0.4           0.4

         Net loss             (2.9)     (3.0)          (2.4)         (2.4)




  Results of Operations.

            Comparison of Twelve Weeks and Thirty-Six Weeks ended September 12, 1998, with Twelve Weeks and Thirty-Six Weeks ended September 6, 1997.

            Net sales for the 12 weeks and 36 weeks ended September 12, 1998, increased 2.8 % and 3.4%, respectively, from the net sales of the corresponding period of 1997. Comparable store sales for the 12 weeks and 36 weeks ended September 12, 1998, decreased by 1.45% and 1.87%, respectively, as compared to the corresponding periods of 1997.

            The improvement in total sales is partially due to an additional four stores in operation versus the same period last year. Incremental improvements have also come from continued usage of frequency card-based promotions and direct marketing efforts. However, the like-store sales decline in the quarter and year-to-date is primarily due to increasing competitive promotions and the opening of competitors' stores including third quarter openings of a Wal-Mart Supercenter in Broken Arrow, Ok. and a Price-Mart in Tulsa, Ok.




            Gross profit as a percentage of sales for the 12 weeks ended September 12, 1998, was 24.1%, an increase from the corresponding period in 1997 of 23.7%. The increase in gross profit percentage for the quarter versus last year reflects the cycling of strong promotional spending in the prior year as well as improvements in the merchandising mix of higher gross profit departments. Lower cost of goods in certain categories also contributed to the margin improvement. Gross profit as a percentage of sales for the 36 weeks ended September 12, 1998, was 24.0%, a decrease from the corresponding period in 1997 of 24.2%.

            Selling and administrative expenses for the 12 weeks ended September 12, 1998, maintained a level of 22.4%, as a percentage of net sales, compared to 22.4% for the corresponding period of 1997. The Company was able to maintain last year's level of SG&A as a percentage of sales through increasing store level productivity and decreases in certain direct expenses, offset in part by increases in overhead expenses. For the 36 weeks ended September 12, 1998, selling and administrative expenses as a percentage of net sales increased by 0.1% to 21.8% from 21.7% in the corresponding period of 1997.

            The Company recorded amortization of excess reorganization value of $3.1 million and $9.6 million for the 12 weeks and 36 weeks ended September 12, 1998, respectively. The amortization of the excess reorganization value is expected to negatively affect earnings for the next four fiscal quarters.

            Interest expense for the 12 weeks ended September 12, 1998, and September 6, 1997, was $1.8 million. Interest expense for the 36 weeks ended September 12, 1998, was $5.6 million compared to $5.7 million for the 36 weeks ended September 6, 1997.

            The Company recorded an income tax provision of $0.1 million and $1.4 million for the 12 weeks and 36 weeks ended September 12, 1998, respectively. The effective tax rate differs from the statutory rate due to amortization of excess reorganization value, which is not deductible for income tax purposes. The net operating loss ("NOL") carryforwards available for utilization in 1998 are limited to approximately
  $3.3 million, the benefit of which is being recorded as a reduction of excess reorganization value rather than a reduction of income tax expense. The NOL carryforward available in 1998 is expected to be fully utilized in the fourth quarter of 1998, and accordingly, the Company will commence to incur income tax liabilities.

            The Company's EBITDA (as defined hereinafter) for the 12 weeks ended September 12, 1998, increased to $4.3 million or 3.6% of net sales, from the EBITDA of $3.3 million or 2.9% of net sales for the corresponding period in 1997. For the 36 weeks ended September 12, 1998, EBITDA was $14.9 million or 4.1% of net sales compared to $14.4 million or 4.1% for the corresponding period of 1997.

            Net loss for the 12 weeks ended September 12, 1998, was $3.5 million or $0.72 per share compared to a net loss of $3.5 million or $0.73 per share for the corresponding period in 1997. Net loss for the 36 weeks ended September 12, 1998, was $8.6 million or $1.79 per share compared to a net loss of $8.3 million or $1.73 per share for the corresponding period in 1997.

         The Company is amortizing its excess reorganization value of $45 million over a three-year period, and such amortization has affected earnings significantly. If the Company excluded such amortization of excess reorganization value for the 12 weeks and 36 weeks ended September 12, 1998, the Company would record a loss of $0.3 million or $0.07 per share and income of $1.0 million or $0.20 per share, respectively.

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

            The Company's EBITDA (earnings before interest, taxes, depreciation and amortization), as presented below, is the Company's measurement of internally-generated cash for working capital needs, capital expenditures and payment of debt obligations:

                                12 weeks ended          36 weeks ended
                         September 12, September 6, September 12, September 6,
                               1998      1997      1998      1997

  Loss before income taxes  (2,989)   (3,717)    (7,208)   (6,789)

  Interest expense           1,833     1,890      5,632     5,705

  Amortization of
   reorganization value      3,123     3,271      9,609    10,095

  Depreciation and
   amortization              2,333     1,889      6,825     5,439

        EBITDA               4,300     3,333     14,858    14,450

      As a percentage of
       sales                  3.6%      2.9%       4.1%      4.1%

      As a multiple of
       interest expense       2.3x      1.8x       2.6x      2.5x

           Cash flow from operations provided $4.5 million for the 36 weeks ended September 12, 1998, and $9.0 million for the 36 weeks ended September 6, 1997. The decrease in cash flow from operations for the 36 weeks ended September 12, 1998, was primarily due to decreases in trade accounts payable and other current liabilities.






           The Company's investing activities used net cash of $6.1 million in the 36 weeks ended September 12, 1998, as compared to net cash used by investing activities of $5.7 million in the 36 weeks ended September 6, 1997.

           Financing activities of the Company provided net cash of $1.8 million and $0.9 million for the 36 weeks ended September 12, 1998, and September 6, 1997, respectively.

           As of September 12, 1998, the Company had $14.1 million of borrowings and $3.3 million of letters of credit outstanding under its $32.0 million revolving credit facility. The revolving credit facility provides for borrowings to the lesser of (a) $32.0 million or (b) the applicable borrowing base. The applicable borrowing base on September 12, was $30.0 million. Management believes that the revolving credit facility and cash flow from operations will be adequate for the Company's short-term requirements.

           The Company's Term Loan and Revolving Facility will mature on August 1, 1999. The Company is currently in the process of negotiations with its banks to refinance the debt and extend the maturity date.

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

           Year 2000

           As of October, 1996, Homeland had numerous computer systems which used a date structure which management was concerned might be adversely affected by the year 2000. Commencing in October, 1996, management implemented a program of analyzing its computer systems to identify areas of potential concern, both with respect to information technology and non-information technology systems (e.g., microcontrollers), and making changes to address those potential areas of concern. Such program has been implemented on a system-by-system basis and has included and will continue to include both consultation by Homeland with the vendors who provided its computer systems and internal testing by Homeland of those computer systems.

           Homeland expects to have substantially completed its analysis and testing of its financial reporting and store reporting systems in the fourth quarter of 1998. Management does not presently anticipate that such analysis and testing will reflect a need for any substantial changes to its financial reporting and store reporting systems.

           Management presently expects its program to be completed in the second quarter of 1999. As of the date hereof, the program is on schedule and Homeland has not deferred any part of its program. The only area which management presently believes might not be completely addressed by the second quarter of 1999 is the point-of-sale computers used in the operation of the stores. Homeland has been advised by its vendor that year 2000 compliant software will be released in December, 1998; however, while management wants to review such software upon its release, internal tests conducted by Homeland generally reflect that its point-of-sale computers are already year 2000 compliant. Even if the point-of-sale computers are determined not to be year 2000 compliant, management does not believe that such non-compliance would have a material adverse effect on Homeland because of the extended period available to install the software expected to be available from the vendor, the limited purposes for which the information generated thereby is used internally by Homeland and the manual systems used by Homeland in connection with the generation of that information.

           Based on its program and its progress to date, management does not believe that a contingency plan is necessary and does not believe that Homeland has any significant exposure in connection with year
  2000 compliance. As of the date hereof, no such contingency plan has been developed. The measurement of year 2000 compliance is necessarily fluid and management will continue to monitor the extent of such compliance and the effects associated with any non-compliance.

           Homeland is also assessing the status of its vendors' year 2000 readiness, principally through the review of questionnaires which Homeland circulated to its vendors. Although the responses from the vendors have not been conclusive, Homeland does not presently expect that it will be adversely affected by its vendors' year 2000 readiness.

          The cost of the program is not expected to exceed $1.5 million, most of which will be spent to replace older power management systems which operate various systems in 39 stores, unless Homeland needs to upgrade its software with respect to its point-of-sale computers and, if Homeland were required to upgrade its software with respect to its point-of-sale computers, the cost of the program is not expected to exceed $2.0 million. Homeland is funding those costs under its working capital facility. The program has not caused Homeland to defer any other significant information technology program.


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


















  PART II - OTHER INFORMATION

  Item 3.   Submission of Matters to a Vote of Security Holders

            The Company held its 1998 Annual Meeting of Stockholders on July 9, 1998. At such meeting, Robert E. (Gene) Burris, David B. Clark, Edward B. Krekeler, Jr., Laurie M. Shahon, John A. Shields, William B. Snow and David N. Weinstein were elected to serve on the Board of Directors for a one-year term, ending at the next annual meeting.

            In the matter of the election of directors, the votes were as follows:

                                                For       Withhold Authority
            Robert E. (Gene) Burris          3,923,174         37,416
            David B. Clark                   3,953,055          7,535
            Edward B. Krekeler, Jr.          3,955,483          5,107
            Laurie M. Shahon                 3,953,935          6,655
            John A. Shields                  3,947,329         13,672
            William B. Snow                  3,949,193         11,397
            David N. Weinstein               3,955,356          5,234

            In the matter of ratification of the appointment of PricewaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as independent auditors for Fiscal 1998, 3,949,540 votes were cast in favor of approval, 5,401 votes were cast against, and holders of 5,660 shares abstained or did not vote.

            In the matter of approving the amendment to Homeland Holding Corporations's 1997 Non-Employee Directors Stock Option Plan, 3,885,240 votes were cast in favor, 70,774 votes were cast against, and holders of 4,463 shares abstained or did not vote.


  Item 4.   Other Information

            Mr. John C. Rocker has accepted the position of Vice President/ Operations effective September 14, 1998.














  Item 5.    Exhibits and Reports on Form 8-K

             (a)     Exhibits:     The following exhibits are filed as part
                                   of this report:

                     Exhibit No.   Description

                          27       Financial Data Schedule.


             (b) Report on Form 8-K: The Company did not file any Form 8-K during the quarter ended September 12, 1998.



                                       SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             HOMELAND HOLDING CORPORATION


  Date: October 16, 1998         By: /s/  David B. Clark
                                 David B. Clark, President, Chief Executive
                                 Officer and Director
                                 (Principal Executive Officer)


  Date: October 16, 1998         By: /s/  Deborah A. Brown
                                 Deborah A. Brown, Vice President - Accounting
                                 Corporate Controller, Treasurer and
                                 Assistant Secretary
                                 (Principal Financial Officer)