Form 10-K
period 1999-01-02
HOMELAND HOLDING CORP
filed 1999-04-05
CIK 835582

CONFORMED COPY

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K

(Mark One)

  X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
        For the fiscal year ended January 2, 1999

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

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24, 1999:

           $13,376,077, based on a closing price of $3.375 of the registrant's common stock on the NASDAQ NMS.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 24, 1999:

                       Homeland Holding Corporation
                      Common Stock: 4,906,910 shares

     Documents incorporated by reference:  None.



                        HOMELAND HOLDING CORPORATION


                                FORM 10-K
                 FOR THE FISCAL YEAR ENDED JANUARY 2, 1999


                            TABLE OF CONTENTS

                                                                     Page

PART I

ITEM 1.   BUSINESS...................................................  1

          General....................................................  1
          Background.................................................  1
          AWG Transaction............................................  1
          Restructuring..............................................  2
          Business Strategy..........................................  3
          Homeland Supermarkets......................................  4
          Merchandising Strategy and Pricing.........................  6
          Customer Service...........................................  6
          Advertising and Promotion..................................  6
          Products...................................................  7
          Supply Arrangements........................................  7
          Employees and Labor Relations..............................  8
          Computer and Management Information Systems................  9
          Competition................................................  10
          Trademarks and Service Marks...............................  10
          Regulatory Matters.........................................  10

ITEM 2.   PROPERTIES.................................................  11

ITEM 3.   LEGAL PROCEEDINGS..........................................  11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS........................................  11


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDERS MATTERS...........................  12

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.......................  12




                                 i

                                                                     Page

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS..............................................  16

          Results of Operations......................................  16
          Liquidity and Capital Resources............................  20
          Year 2000..................................................  24
          Inflation/Deflation........................................  24

ITEM 8.   FINANCIAL STATEMENTS AND
          SUPPLEMENTARY DATA.........................................  25

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE.......................................  25

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          OF THE REGISTRANT..........................................  26
          Section 16(a) Beneficial Ownership Reporting
          Compliance.................................................  29

ITEM 11.  EXECUTIVE COMPENSATION.....................................  30

          Summary of Cash and Certain Other
           Compensation..............................................  30
          Compensation of Directors..................................  32
          Employment Agreements......................................  33
          Management Incentive Plan..................................  36
          Retirement Plan............................................  36
          Management Stock Option Plan...............................  36
          Compensation Committee Report..............................  37
          Performance Graph..........................................  38
          Compensation Committee Interlocks and
           Insider Participation.....................................  38

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT...........................  39

ITEM 13.  CERTAIN RELATIONSHIPS AND
          RELATED TRANSACTIONS.......................................  41

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
          SCHEDULES AND REPORTS ON FORM 8-K..........................  42



                                   ii





                                                                     Page


SIGNATURES...........................................................  II-1

INDEX TO FINANCIAL STATEMENTS AND EXHIBITS...........................   F-1

EXHIBIT INDEX........................................................   E-1











                                    iii


                        HOMELAND HOLDING CORPORATION

                               FORM 10-K
                 FOR THE FISCAL YEAR ENDED JANUARY 2, 1999



ITEM 1.    BUSINESS

General

          Homeland Holding Corporation ("Holding"), through its wholly-owned subsidiary, Homeland Stores, Inc. ("Homeland") and Homeland's wholly-owned subsidiary, SLB Marketing, Inc., (collectively referred to herin as the "Company"), is a leading supermarket chain in the Oklahoma, southern
Kansas and Texas Panhandle region. The Company operates in four distinct market places: Oklahoma City, Oklahoma; Tulsa, Oklahoma; Amarillo, Texas; and certain rural areas of Oklahoma, Kansas and Texas. As of March 12, 1999, the Company operates 69 stores throughout these markets.

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

          AWG is a buying cooperative which sells groceries on a wholesale basis to its retail member stores. AWG has more than 800 member stores located in a ten-state region with approximately $3.2 billion in revenues in 1998.

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

          Pursuant to the Restructuring, the $95 million of the Company's
Old Notes plus accrued interest were cancelled, and the holders of the Old Notes received in the aggregate, $60 million face amount of newly-issued 10% Senior Subordinated Notes Due 2003 of the Company (the "New Notes") and $1.5 million in cash. In addition, the Noteholders and the Company's general unsecured creditors received approximately 60% and 35%, respectively, of the equity of reorganized Holding (assuming total unsecured claims of approximately $63 million, including Noteholder unsecured claims). Holding's existing equity holders received the remaining 5% of the new equity, together with five-year warrants to purchase an additional 5% of such equity.

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

          On the Effective Date, the Company entered into a loan agreement
(the "Loan Agreement") with National Bank of Canada ("NBC"), as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Schroder Bank and Trust Company, under which the lenders provided a working capital and letter of credit facility and a term loan. On December 17, 1998, the Company executed a New Loan Agreement in exchange for the Old Loan Agreement in order to extend the maturity date, to provide additional borrowing capacity for acquisitions, lower interest rates, and other technical changes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a description of the New Loan Agreement. Consistent with the Old Loan Agreement, as amended, the
New Loan Agreement permits the Company to borrow, under the working capital and letter of credit facility, up to the lesser of: (a) $32.0 million and (b) the applicable borrowing base. Funds borrowed under such facility are available for general corporate purposes of the Company. The Old Loan Agreement also provided the Company a $10.0 million term loan, which was used to fund certain obligations of the Company under the Plan of Reorganization, including an employee buyout offer and a health and welfare plan required by the modified collective bargaining agreements, professional fees and "cure amounts" relating to executory contracts, secured financing and unexpired leases.

Business Strategy

          The Company's general business strategy is to continue to build and improve on its current strengths which consist of: (a) high quality perishable departments; (b) market leading position and competitive pricing; (c) customer service; (d) excellent locations; and (e) the "Homeland Savings Card," a customer loyalty card program. The Company is also able to effectively reach a large customer base with its weekly advertising inserts and radio and television media advertisement. In addition, the Company is upgrading its stores by focusing its capital expenditures on projects that will improve the overall condition of the stores to targeted customers.

          Having been in its market for more than 66 years (through its predecessor Safeway), the Company enjoys a high recognition with its customers. The Company continues to build this rapport with its customers by participating in local community events and offering the "Apples for Students" program, whereby schools can obtain computers and other educational products by collecting Homeland receipts. The Company is also a major sponsor of the Easter Seals program in its markets.

          The Company is anticipating growth in home meal replacement business through the development of hot and chilled meal solutions for lunch and dinner. Capital investment is being made to support the growth of these products and menus are being developed to match the quick meal and entertainment needs of its customers.

          The Company's plan also involves reviewing marginal and unprofitable stores for closing and reviewing new sites, independent stores or new markets for growth in its market share. The Company closed 14 stores in 1995 and closed 2 additional stores in 1996. The Company also sold its store in Ponca City, Oklahoma in April 1996. In 1997, the Company acquired 4 stores, two in Oklahoma City, Oklahoma, one in Shawnee, Oklahoma and the other in Lawton, Oklahoma. The Company closed 1 store in 1998. In the second quarter of 1999, the Company intends to complete the acquisition of 9 stores located in eastern Oklahoma.

          For additional information, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Homeland Supermarkets

          The Company's current network of stores features three basic store formats. Homeland's conventional stores are primarily in the 25,000 total square feet range and carry the traditional mix of grocery, meat, produce and variety products. These stores contain more than 20,000 stock keeping units, including food and general merchandise. Sales volumes of conventional stores range from $60,000 to $125,000 per week. Homeland's superstores are in the 35,000 total square feet range and offer, in addition to the traditional departments, two or more specialty departments. Sales volumes of superstores range from $90,000 to $265,000 per week. Homeland's combo store format includes stores of approximately 45,000 total square feet and larger and was designed to enable the Company to expand shelf space devoted to general merchandise. Sales volumes of combo stores range from $150,000 to $280,000 per week. The Company's new stores and certain remodeled locations have incorporated Homeland's new, larger superstore and combo formats.

          Of the 69 stores operated by the Company as of March 24, 1999, 10 are conventional stores, 47 are superstores and 12 are combo stores.

          The chart below summarizes Homeland's store development over the last three fiscal years:


                                                    Fiscal Year Ended
                                              1/2/99    1/3/98 (1)   12/28/96
Average sales per store
 (in millions).............................  $   7.6    $    7.9    $   7.9

Average total square feet
 per store.................................   37,473      37,232     37,295

Average sales per
 square foot...............................     $204        $212       $212

Number of stores:
 Stores at start of period.................       70          66         68
 Stores remodeled..........................        8           7          4
 New stores opened.........................        0           4          1
 Stores sold or closed.....................        1           0          3
 Stores at end of period...................       69          70         66

Size of stores:
 Less than 25,000 sq. ft...................        7           7          7
 25,000 to 35,000 sq. ft...................       25          28         24
 35,000 sq. ft. or greater.................       37          35         35

Store formats:
 Conventional..............................       10          10         10
 SuperStore................................       47          49         45
 Combo.....................................       12          11         11

(1) 53 weeks' data.

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

          The in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its "Homeland Savings Card" which allows customers with the card, the opportunity to purchase over 2,000 items at a reduced cost each week.

Customer Services

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

Advertising and Promotion

          All advertising and promotion decisions are made by the Company's corporate merchandising and advertising staff. The Company's advertising strategy is designed to enhance its value-oriented merchandising concept and emphasize its reputation for variety and quality. Accordingly, the Company is focused on presenting itself as a competitively-priced, promotions-oriented operator that offers value to its customers and an extensive selection of high quality merchandise in clean, attractive stores. This strategy allows the Company to accomplish its marketing goals of attracting new customers and building loyalty with existing customers. In addition, new signage was implemented in the stores calling attention to various in-store specials and thereby creating a friendlier and more stimulating shopping experience.

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

          In September 1995, the Company introduced a customer loyalty card called the "Homeland Savings Card," in its Amarillo, Texas stores. The Company introduced the "Homeland Savings Card" in its other stores in August 1996. The Company has not only used the card as a promotional tool but has begun to use the data gained from card users to target product and service offerings in order to increase the levels of loyalty among targeted customers.

Products

          The Company provides a wide selection of name-brand and private label products to its customers. All stores carry a full line of meat, dairy, produce, frozen food, health and beauty care and selected general merchandise. As of the close of fiscal year 1998, approximately 83% of the Company's stores had service delicatessens and/or bakeries and approximately 63% had in-store pharmacies. In addition, some stores provide additional specialty departments that offer ethnic food, fresh and frozen seafood, floral services and salad bars.

          As a result of the Company's supply relationship with AWG, the Company's stores also offer AWG private label goods, including Best Choice and Always Save.

          Private label products generally represent quality and value to customers and typically contribute to a higher gross profit margin than national brands. The promotion of private label products is an integral part of the Company's merchandising philosophy of building customer loyalty as well as improving the Company's "pricing image." The Company intends to use Best Choice line of products as the main vehicle to accomplish these goals.

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

          The Company purchases goods from AWG on an open account basis.
AWG requires that each member's account be secured by a letter of credit or certain other collateral in an amount based on such member's estimated weekly purchases through the AWG distribution center. The Company's open account with AWG, as of March 24, 1999, is secured by a $3.3 million letter of credit (the "AWG Letter of Credit") issued in favor of AWG by NBC. In addition, the Company's obligations to AWG are secured by a first lien on all "AWG Equity" owned from time to time by the Company, which includes, among other things, AWG membership stock, the Company's right to receive monthly payments and certain other rebates, refunds and other credits owed to the Company by AWG (including patronage refund certificates, direct patronage or year-end patronage and concentrated purchase allowances).

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

Employees and Labor Relations

          At March 12, 1999, the Company had a total of 4,340 employees, of whom 3,002, or approximately 69%, were employed on a part-time basis. The Company employs 4,238 in its supermarket operations. The remaining employees are corporate and administrative personnel.

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

Computer and Management Information Systems

          During 1995, the Company installed new client/server systems in order to enhance its information management capabilities, improve its competitive position and enable the Company to terminate its outsourcing arrangement. The new systems include the following features: time and attendance, human resource, accounting and budget tracking, and scan support and merchandising systems. In 1997, the Company installed a direct store delivery system and a check verification and credit card system. The Company installed a centralized scale and pricing system for its meat, deli and bakery departments in 1998.

          The Company has scanning checkout systems in all of its 69 stores. The Company will continue to invest and upgrade its scanning and point-of-sale systems to improve efficiency. The Company utilizes the information collected through its scanner systems to track sales and to coordinate purchasing. The Company also utilizes the information collected on the purchases made by its "Homeland Savings Card" holders to target its promotional activities on this market segment. See "Business -- Advertising and Promotion" and Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000."

Competition

          The supermarket business in the Company's market area is highly competitive, but very fragmented, and includes numerous independent operators. The Company estimates that these operators represent a substantial percentage of its markets. The Company also competes with larger store chains such as Albertson's and Wal-Mart, which operate 25 stores and 17 stores, respectively, in the Company's market areas, "price impact" stores such as Crest, large independent store groups such as IGA, regional chains such as United and discount warehouse stores.

          The Company is a leading supermarket chain in Oklahoma, southern Kansas and the Texas Panhandle region. The Company attributes its market position to certain advantages it has over certain of its competitors including its high quality perishable departments, effective advertising, excellent long-standing store locations and a strong reputation within the communities in which the Company operates.

          The Company's business has been adversely affected in recent years by the entry of new competition into the Company's key markets, which has resulted in a decline in the Company's comparable store sales in 1997 and 1998. In 1997, there were 8 competitive openings in the Company's market areas including 3 new Wal-Mart's and 2 new Albertson's. In 1998, there were 7 additional competitive openings, including 4 new Wal-Mart's and 3 new independent stores. Based on information publicly available, the Company expects that, during 1999, Albertson's will open 3 new stors, Wal-Mart will open 4 new stores, regional chains will open 2 stores and independents will open 3 additional stores in the Company's market.

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

ITEM 2.   PROPERTIES

          Of the 69 supermarkets operated by the Company, 13 are owned by Homeland and the balance are held under leases which expire at various times between 1999 and 2013. Most of the leases are subject up to six (6) five-year renewal options. Out of 56 leased stores, only 7 have terms (including option periods) of fewer than 10 years remaining. Most of the leases require the payment of taxes, insurance and maintenance costs and many of the leases provide for additional contingent rentals based on sales in excess of certain stipulated amounts. No individual store operated by Homeland is by itself material to the financial performance or condition of Homeland as a whole.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted by Holding to a vote of Holding's security holders during the quarter ended January 2, 1999.

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS

          The Common Stock of Holding commenced public trading on the Nasdaq National Market System ("Nasdaq/NMS") on April 14, 1997. High and low sales prices of the Common Stock as reported by Nasdaq/NMS for each fiscal quarter of 1998 are listed below:

                                           High            Low
          June 14, 1997                   $9.000          $6.250
          September 6, 1997               $8.813          $7.500
          January 3, 1998                 $9.000          $6.500
          March 28, 1998                  $8.250          $5.375
          June 20, 1998                   $8.063          $6.250
          September 12, 1998              $7.563          $4.188
          January 2, 1999                 $5.000          $3.000

          On March 12, 1999, there were 708 stockholders of record. As additional claims are resolved pursuant to the Plan of Reorganization, the Company expects that the number of stockholders will increase, assuming that there is no change in the number of current stockholders.

          No cash dividends were declared or paid since the Effective Date. Holding is restricted from paying dividends by the Loan Agreement and Indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

          The following table sets forth selected consolidated financial data of the Company which has been derived from financial statements of the Company for the 52 weeks ended January 2, 1999, the 53 weeks ended January 3, 1998, and the 20 weeks ended December 28, 1996 (Successor Company), the 32 weeks ended August 10, 1996, and the 52 weeks ended December 30, 1995, and December 31, 1994 (Predecessor Company), respectively. See "Notes to Selected Consolidated Financial Data" for additional information.

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


                                (In thousands, except per share amounts)

                                                  Successor Company                      Predecessor Company

                                               52 weeks       53 weeks      20 weeks       32 weeks      52 weeks        52 weeks
                                                 ended          ended         ended          ended         ended           ended
                                                1/2/99         1/3/98       12/28/96        8/10/96      12/30/95        12/31/94


Summary of Operating Data:

 Sales, net                                   $ 529,576      $  527,993    $ 204,026      $ 323,747     $ 630,275       $ 785,121

 Cost of sales                                  402,261         401,691      154,099        244,423       479,119         588,405

 Gross profit                                   127,315         126,302       49,927         79,324       151,156         196,716

 Selling and administrative expense             114,335         112,590       43,995         73,183       144,052         193,643

 Operational restructuring costs (1)               -               -            -              -           12,639          23,205

 Amortization of excess reorganization
  value (2)                                      13,672          14,527        5,819           -             -               -

 Operating profit (loss)                           (692)           (815)         113          6,141        (5,535)        (20,132)

 Gain(loss) on disposal of assets                    34            (117)         (90)           114        (8,349)           -

 Interest income                                    426             385           56             69           416            -

 Interest expense                                (8,484)         (8,408)      (3,199)        (5,639)      (15,992)        (18,067)

 Income (loss) before reorganization
  items, income taxes and
  extraordinary items                            (8,716)         (8,955)      (3,120)           685       (29,460)        (38,199)

 Reorganization items (3)                          -               -            -           (25,996)         -               -

 Income tax benefit (provision)                  (1,875)         (1,689)        -              -             -             (2,446)

 Income (loss) before extraordinary items       (10,591)        (10,644)      (3,120)       (25,311)      (29,460)        (40,645)

 Extraordinary items (4)(5)                        -               -            -            63,118        (2,330)           -

 Net income (loss)                              (10,591)        (10,644)      (3,120)        37,807       (31,790)        (40,645)

 Reduction in redemption value -
  redeemable common stock                          -               -            -              -              940           7,284

 Net income (loss) available to common
  stockholders                                $ (10,591)      $ (10,644)   $  (3,120)     $  37,807     $ (30,850)      $ (33,361)

 Basis and diluted net income (loss) per
  common share (7)                            $   (2.18)      $   (2.23)   $   (0.66)     $    1.16     $   (0.93)      $   (0.96)


Consolidated Balance Sheet Data:                1/2/99          1/3/98      12/28/96        8/10/96      12/30/95        12/31/94

 Total assets                                 $ 159,204       $ 166,041    $ 168,486      $ 129,679     $ 137,582       $ 239,134

 Long-term obligations, including current
  portion of long-term debt obligations       $  89,979       $  86,002    $  80,568      $ 124,411     $ 124,242       $ 176,731

 Redeemable common stock                      $    -          $    -       $    -         $      17     $      17       $   1,235

 Stockholders' equity (deficit)               $  31,868       $  42,324    $  52,941      $ (38,057)    $ (28,106)      $   4,071




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

(6) Old Common Stock held by management investors are presented as redeemable common stock and excluded from stockholder's equity since the Company had agreed to repurchase such shares under certain defined conditions, such as death, retirement or permanent disability. In addition, net income (loss) per common share reflects the accretion in/reduction to redemption value as a reduction/increase in income available to all common stockholders.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

          General

               As discussed in Note 2 to the accompanying Consolidated Financial Statements of Holding and Subsidiaries, the Company's Plan of Reorganization became effective on August 2, 1996. For financial reporting purposes, the Company accounted for the consummation of the Restructuring effective as of August 10, 1996. The Company has adopted "fresh-start" reporting pursuant to SOP No. 90-7. The periods prior to the Restructuring have been designated "Predecessor Company" and the periods subsequent to the Restructuring have been designated "Successor Company." For purposes of the discussion of Results of Operations and Liquidity and Capital Resources for the fifty-two weeks ended December 28, 1996, the results of the Predecessor Company and Successor Company have been combined.

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


               The table below sets forth selected items from the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                                        Fiscal Year

                                                1998        1997       1996

Sales, net..................................  100.00%     100.00%      100.00%
Cost of sales...............................   75.96       76.08        75.51
 Gross profit...............................   24.04       23.92        24.49

Selling and administrative..................   21.59       21.32        22.20
Amortization of excess
 reorganization  value......................    2.58        2.75         1.10
Operating profit (loss).....................   (0.13)      (0.15)        1.18
Gain(loss) on disposal of assets............    0.01       (0.02)         -
Interest income.............................    0.08        0.07         0.02
Interest expense............................   (1.60)      (1.59)       (1.67)

Loss before reorganization
 items, income taxes and
 extraordinary items........................   (1.64)      (1.69)       (0.46)
Reorganization items........................     -           -          (4.93)
Loss before income
 taxes and extraordinary items..............   (1.64)      (1.69)       (5.39)
Income tax benefit (provision)..............   (0.36)      (0.32)         -
Loss before
 extraordinary items........................   (2.00)      (2.01)       (5.39)

Extraordinary items.........................     -           -          11.96

Net income (loss)...........................   (2.00)%     (2.01)%       6.57%



          Comparison of Fifty-Two Weeks Ended January 2, 1999, ("1998"), with Fifty-Three Weeks Ended January 3, 1998 ("1997").

          Net sales increased $1.6 million, or 0.3%, from $528.0 million for 1997 to $529.6 million for 1998. Fiscal 1997 was a 53 week year for the Company. Excluding the net sales for the 53rd week in 1997, net sales increased $12.3 million, or 2.4%, from $517.3 million for 1997 to $529.6 million for 1998.
The increase in sales is attributable to four stores which were acquired during 1997 and were first included for a full year in 1998 (one in August and three in October), partially offset by a 1.0% decline in comparable store sales and the closing of one store during 1998. The decline in comparable store sales during 1998 was attributable to the seven new competitive store openings (four Wal-Mart's and three independent stores), the loss of sales during the remodeling of Company stores, and limited inflation in selected food categories. The Company is conducting an ongoing store development and remodeling program, and believes that it will continue to experience temporary disruptions and lost sales during store remodelings in the future. The decline in comparable store sales was somewhat offset by grand opening events at certain of the Company's stores and incremental improvements from continued usage of frequency card based promotions and direct marketing efforts.

          Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on comparable store sales and net sales. In response to this highly competitive environment, the Company intends to build on its strengths which consist of: (a) high quality perishable departments; (b) market position and competitive pricing; (c) customer service; (d) excellent locations; and
(e) the "Homeland Savings Card," a customer loyalty card program. The Company is upgrading its stores by focusing its capital expenditures on projects that will improve the overall appeal of its stores to targeted customers. The intent of the Company's merchandising strategy is to emphasize a competitive pricing structure, as well as leadership in quality products and services, selection and convenient store locations. Additionally, the in-store merchandising strategy combine a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products eac week. The Company's main vehicle of value delivery is its Homeland Savings Card which allows customers with the card, the opportunity to purchase over 2,000 items at a reduced cost each week. Finally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets.

          Gross profit as a percentage of sales increased 0.1% from 23.9% in 1997 to 24.0% in 1998. The increase in gross profit margin reflects lower cost of goods in certain categories, additional incentive allowances in selected product categories and increased volume rebates, partially offset by increased promotional activities as the Company responded to certain new competitive store openings and special advertisements for the grand openings of the Company's remodeled stores.

          Selling and administrative expenses as a percentage of sales increased 0.3% from 21.3% in 1997 to 21.6% in 1998. The increase is attributable to an increase in occupancy costs associated with a full year of operation in 1998 for the four stores acquired in 1997; an increase in depreciation as a result of the capital expenditure program for store remodels and maintenance and modernization; and, an increase in administrative expenses. The increase in expenses was partially offset by a reduction in general liability insurance expenses as a result of improved claims experience by the Company.
The Company continues to review alternatives to reduce selling and administrative expenses and cost of sales in order to provide apportunities to pass additional savings along to its customers in the form of price reductions in certain categories.

          The amortization of the excess reorganization value amounted to $13.7 million in 1998. The excess reorganization value is being amortized over three years, on a straight line basis. The excess reorganization value will be fully amortized by the third quarter of 1999.

          Interest expense, net of interest income, increased $0.1 million from $8.0 million in 1997 to $8.1 million in 1998. The increase reflects an additional amount of debt outstanding partially offset by lower interest rates. During 1999, the Company anticipates that interest expense will increase once the acquisition of nine stores has been completed. See "Liquidity and Capital Resources."

          The Company recorded $1.9 million of income tax expense for 1998, of which $1.7 million was deferred income tax. In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. At January 2, 1999, the Company had a tax net operating loss carryforward of approximately $37.4 million, which may be utilized to offset future taxable income to the limited amount of $3.3 million for 1999 and each year thereafter.

          EBITDA (as defined hereinafter) increased $0.7 million from $22.2 million, or 4.2% of sales, to $22.9 million or 4.3% of sales in 1998. The improvement in EBITDA resulted primarily from the increased sales and reduced selling and administrative expenses included in EBITDA. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitue for earnings or cash flow information required under generally accepted accounting principles.

          Comparison of Fifty-Three Weeks Ended January 3, 1998, ("1997"), with Fifty-Two Weeks Ended December 28, 1996 ("1996").

          Net sales increased $0.2 million from $527.8 million for 1996 to $528.0 million for 1997. Fiscal 1997 was a 53 week year for the Company. Excluding the net sales for the 53rd week in 1997, net sales decreased $10.5 million, or 2.0%, from $527.8 million for 1996 to $517.3 million for 1997.
The decline in sales is attributable to a 3.2% decline in comparable store sales partially offset by the sales of four stores acquired during 1997
(one on August 11, 1997, and the other three on October 15, 1997). The decline in comparable store sales was attributable to the eight new competitive store openings and lower food price inflation as well as lower sales to food stamp recipients as a result of more stringent eligibility requirements. The decrease was somewhat offset by grand opening events at certain of the Company's stores plus the closing of five Food Lion stores in the Company's market area in October 1997.

          Gross profit as a percentage of sales decreased 0.6% from 24.5% in 1996 to 23.9% in 1997. The decrease in gross profit margin was primarily a result of increased promotional activities as the Company responded to certain new competitive store openings and special advertisements at the grand openings of six remodeled stores.

          Selling and administrative expenses as a percentage of sales decreased 0.9% from 22.2% in 1996 to 21.3% in 1997. The decrease in selling and administrative expense is primarily a result of lower labor costs associated with the Modified Union Agreements and lower occupancy cost that resulted from renegotiated leases. The labor savings from the Modified Union Agreements were somewhat offset by the federally-mandated minimum wage increases.

          The amortization of the excess reorganization value amounted to $14.5 million in 1997.

          Interest expense, net of interest income, decreased $0.7 million from $8.7 million in 1996 to $8.0 million in 1997. The decrease is a result of higher borrowings by the Predecessor Company during the 32 weeks ended August 10, 1996, and to a lesser degree, a decline in interest rate.

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

          EBITDA increased $2.7 million from $19.5 million, or 3.7% of sales, to $22.2 million or 4.2% of sales in 1997. The improvement in EBITDA resulted primarily from reduced selling and administrative expenses. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

Liquidity and Capital Resources

          Debt. The primary sources of liquidity for the Company's operations have been borrowings under credit facilities and internally generated funds.
On the Effective Date, pursuant to the Plan of Reorganization, the Company entered into a Loan Agreement with NBC, as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Schroder Bank and Trust Company (subsequently assigned its position to IBJ Schroder Business Credit Corporation), under which those lenders provided a working capital and letter of credit facility and a term loan. The Old Loan Agreement, as amended, permitted the Company to borrow, under the working capital and letter of credit facility, up to the lesser of (a) $32.0 million or (b) the applicable borrowing base. Funds borrowed under such facility are available for general corporate purposes of the Company.


          The Old Loan Agreement also provided the Company a $10.0 million term loan (the "Term Loan"), which was used to fund certain obligations of the Company under the Plan of Reorganization, including the Employee Buyout Offer and a new health and welfare plan required by the Modified Union Agreements, professional fees and "cure amounts" which were required to be paid under the Plan of Reorganization in connection with executory contracts, secured financing and unexpired leases.

          On December 17, 1998, the Company executed a New Loan Agreement in exchange for the Old Loan Agreement in order to extend the maturity to August 2, 2002, to provide additional term loan borrowing capacity of $10.0 million for acquisitions ("Acquisition Term Loan"), to reduce interest rates, and to incorporate other technical changes. As of January 2, 1999, there were no borrowings outstanding under the Acquisition Term Loan faculity.

          The interest rate payable quarterly under the New Loan Agreement is based on the prime rate publicly announced by National Bank of Canada from time to time in New York, New York plus a percentage which varies based on a number of factors, including: (a) whether it is the Revolving Facility or the Term Loan and the amount, if any, which is part of the Acquisition Term Loan; (b) the time period; and (c) whether the Company elects to use a London Interbank Offered Rate.

          The obligations of the Company under the New Loan Agreement are secured by liens on, and security interests in, substantially all of the assets of Homeland and are guaranteed by Holding, with a pledge of its Homeland stock to secure its obligation.

          The New Loan Agreement includes certain customary restrictions on acquisitions, asset dispositions, capital expenditures, consolidations and mergers, distributions, divestitures, indebtedness, liens and security interests and transactions with affiliates and payment of dividends. The Loan Agreement also requires the Company to comply with certain financial and other covenants.

          As of the Effective Date, the Company entered into an Indenture with Fleet National Bank (predecessor to State Bank and Trust Company), as trustee, under which the Company issued $60.0 Million of New Notes. The New Notes, which are unsecured, will mature on August 1, 2003. Interest on the New Notes accrues at the rate of 10% per annum and is payable on February 1 and August 1 of each year.

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

          The Company's EBITDA (earnings before net interest expense, taxes, depreciation and amortization, and gain/loss on disposal of assets) as presented below, is the Company's measurement of internally-generated operating cash for working capital needs, capital expenditures and payment of debt obligations:

                             52 Weeks Ended   53 Weeks Ended   52 Weeks Ended
                               January 2,       January 3,    December 28,
                                 1999             1998             1996

Loss before reorganization
 items, income taxes and
 extraordinary items           $ (8,716)        $ (8,955)        $ (2,435)

Interest income                    (426)            (385)            (125)

Interest expense                  8,484            8,408            8,838

(Gain) loss on disposal of
 assets                             (34)             117              (24)

Amortization of excess
 reorganization value            13,672           14,527            5,819

Depreciation and amortization     9,923            8,525            7,243

EBITDA                         $ 22,903         $ 22,237         $ 19,316

As a percentage of sales          4.32%            4.21%            3.66%

As a multiple of interest
 expense, net of interest
 income                           2.84x            2.77x            2.22x

          Net cash provided by operating activities decreased $1.9 million from $12.4 million in 1997 to $10.5 million in 1998. The decrease principally reflects a reduction in other current liabilities in 1998 which is primarily attributable to reductions in other accrued expenses during 1998.

          Net cash used in investing activities decreased $2.4 million from $14.0 million in 1997 to $11.6 million in 1998. The Company invested $12.4 million, $14.0 million and $6.9 million in capital expenditures for 1998, 1997 and 1996, respectively. In August 1997, the Company acquired a Pratt


Discount Food store and in October 1997, the Company acquired three Food Lion stores. The acquisitions amounted to approximately $3.6 million. The capital expenditures for 1998 were funded by internally-generated cash flows from operations and the revolving credit facility under the Old Loan Agreement.

          Net cash provided by financing activities decreased $0.7 million from $4.9 million in 1997 to $4.2 million in 1998. The decrease reflects additional principal payments under its Term Loan.

          The Company considers its capital expenditure program a critical and strategic part of the overall plan to support its market competitiveness. Cash capital expenditures for 1999 are expected to be at approximately $10.5 million. The New Loan Agreement limits the Company's capital expenditures for 1999 to $13.0 million in cash capital expenditures and $12.0 million for capital expenditures which are financed through capital leases or equipment loans. The estimated 1999 capital expenditues of $10.5 million is expected to be invested primarily in remodeling and maintenance of certain stores and does not include provisions for acquisitions. The funds for the capital expenditures are expected to be provided by internally-generated cash flows from operations and borrowings under the New Loan Agreement. As of March 24, 1999, the Company had $16.6 million of borrowings, $3.3 million of letters of credit outstanding and $10.8 million of availability under its revolving credit facility.

          On February 15, 1999, the Company signed a letter of intent with AWG for the purchase of nine Apple Market supermarkets currently operated by Horner Foods, Inc. in eastern Oklahoma. Consummation of the transaction, which is expected during the second quarter of 1999, is subject to, among other things, the execution of a definitive purchase agreement, completion of due dilligence, and certain customary closing conditions. The financing for this acquisition is likely to be a combination of loans through AWG, the Acquisition Term Loans and/or availability under the revolving credit facility.

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


Year 2000

          The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. As the year 2000 approaches, systems using such programs may be unable to accurately process certain date-based information. Like many other companies, the Company is continuing to assess and modify its computer applications and business processes to provide for their continued functionality. Commencing in October 1996, the Company implemented a program of evaluating its computer systems to identify areas of potential concern, both with respect to information technology and non-information technology systems (e.g., microcontrollers), remediating / replacing systems to address those potential areas of concern, and ultimately, testing those changes for compliance. This continuing assessment has been implemented on a system-by-system basis and includes the readiness of external entities, such as vendors, which interface with the Company. Such program has included and will continue to include both consultation by Homeland with the vendors who provided its computer systems and internal testing by Homeland of those computer systems. The Company has completed its evaluation of systems and its detailed planning for remediating or replacing non-compliant systems. Remediation / replacement efforts are approximately
80% complete and testing procedures are approximately 75% complete. Testing procedure have included tests of certain systems for which remediation / replacement efforts were ultimately deemed unnecessary based on the positive results of such tests.

          The Company has assessed its vendors' Year 2000 readiness, principally through the review of questionnaires which the Company has circulated to its vendors. AWG, which supplies approximately 70% of the goods sold in the Company's stores, believes that it will be Year 2000 compliant. Although not all of the responses from other vendors have been conclusive, management does not presently expect that it will be adversely affected by its vendors' Year 2000 readiness.

          A significant portion of the Company's systems were found to be Year 2000 compliant without any remediation or replacement efforts. The area of most concern for management has been the point of sale ("POS") computers used in the operation of the stores. Internal tests conducted by Homeland generally reflect that its POS software is already Year 2000 compliant, however, the Company was unable to obtain reasonable assurance and support from the software provider to corroborate the conclusions of its POS testing of the current software. As a result, the Company has elected to upgrade its POS software to the Year 2000 version which the vendor states its compliant. The incremental cost is approximately $0.4 million and will be installed during the second quarter of 1999. Additionally, the Company will further test the software upon full installation. The Company is also replacing older power management systems which operate various systems in the stores. The new systems are currently being installed and it is anticipated that the conversion will be completed by the end of the third quarter of 1999. the estimated capital investment is $1.3 million.

          The cost of the program is not expected to exceed $2.0 million, the majority of which is described above for power management systems and upgrades to POS software. Approximately $0.2 million has been incurred as of January 2, 1999. Homeland is funding these costs under its working capital facility.

          Based on its assessment, its progress to date, and its expectation of continued testing of systems, the Company believes that its efforts will result in Year 2000 compliance by the end of the third quarter of 1999. If circumstances arise indicating the Company's and / or vendor's efforts will not be succesful in achieving Year 2000 compliance, the Company believes it can develop and implement effective contingency plans in a timely manner.

          Due to the general uncertainty inherent in the Year 2000 process, primarily due to issues surrounding the Year 2000 readiness of third-party suppliers and vendors, a reasonable worst case scenario is difficult to determine at this time. The Company does not anticipate more than temporary isolated disruptions attributed to Year 2000 issues to affect either the Company or its primary vendors. The measurement of Year 2000 compliance is necessarily fluid and management will continue to monitor the extent of such compliance and its effects associated with any non-compliance.

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

          None.


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Set forth below are the names, ages, present positions and years of service (in the case of members of management) of the directors and management of Homeland:

                                                             Years with the
                                                             Company and/or
                               Age   Position                   Safeway

John A. Shields*               55    Chairman of the                 --
                                     Board, Director

David B. Clark*                46    President, Chief Executive       1
                                     Officer and Director

Wayne S. Peterson*             41    Senior Vice President           --
                                     Finance, Chief Financial
                                     Officer and Secretary

John C. Rocker                 44    Vice President - Operations     --

Steven M. Mason                44    Vice President - Marketing      28

Deborah A. Brown*              38    Vice President, Corporate        3
                                      Controller, Treasurer and
                                      Assistant Secretary

Prentess E. Alletag, Jr.       51    Vice President - Human          30
                                     Resources


Robert E. (Gene) Burris        51    Director                        --
Edward B. Krekeler, Jr.        54    Director                        --
Laurie M. Shahon               47    Director                        --
William B. Snow                67    Director                        --
David N. Weinstein             39    Director                        --


* Holding's Board of Directors is identical to that of Homeland. Mr. Shields serves as Holding's Chairman of the Board, Mr. Clark as President and Chief Executive Officer, Mr. Peterson as Senior Vice President - Finance, Chief Financial Officer and Secretary and Ms. Brown as Vice President, Corporate Controller, Treasurer and Assistant Secretary.

          John A. Shields became a director of the Company in May 1993, Acting Chairman of the Board in September 1997 and Chairman of the Board on July 9, 1998. From 1994 to 1997, Mr. Shields was the Chairman and Chief Executive Officer of Delray Farms Fresh Markets. From 1983 to 1993, he was President and Chief Executive Officer of First National Super Markets, Inc., a retail grocery store chain. He is currently Chairman of the Board of Wild Oats Markets, Inc., a publicly reporting health food supermarket and Director of D.I.Y. Home Warehouse, Inc. and Shore Bank Corp., a publicly reporting bank.

          David B. Clark became President, Chief Executive Officer and a director of the Company in February 1998. From 1996 to February 1998, Mr. Clark was Executive Vice President, Merchandising and Distribution, for Bruno's, Inc., a $2.8 billion sales company with over 200 stores, having joined in 1995 as Senior Vice President, Operations and Distribution. Bruno's Inc. filed Chapter 11 bankruptcy on February 2, 1998. From 1992 through 1995, Mr. Clark was Vice President, Operations and subsequently Executive Vice President, Merchandising and Operations for the Cub Foods Division of Super Valu, Inc., responsible for stores producing sales volume of $1.7 billion. Mr. Clark is a director of Associated Wholesale Grocers, Inc.

          Wayne S. Peterson joined the Company in October 1998 as Senior Vice President - Finance, Chief Financial Officer, and Secretary. From October 1990 to October 1998, Mr. Peterson served as Director and Senior Vice President, Chief Financial Officer and Secretary of Buttrey Food and Drug Stores Company.

          John C. Rocker joined the Company in September 1998 as Vice President-Operations. From October 1980 to September 1998, Mr. Rocker was with the
Kroger Company, most recently as Director of Human Resources, Labor Relations and Safety.

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

          Deborah A. Brown joined the Company in November 1995 and became Vice President, Corporate Controller, Treasurer and Assistant Secretary as of June 1998. From October 1985 to January 1995, Ms. Brown served as Consolidation Manager of Scrivner, Inc., the nations third larges grocery wholesaler, prior to its acquisition by Fleming Co., Inc.

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

          David N. Weinstein became a director of the Company on August 2, 1996. He is a Managing Director of the High Yield Capital Markets group at BancBoston Securities, Inc. From 1993 to March 1996, he served as a Managing Director in the High Yield Capital Markets Group of Chase Securities, Inc. Mr. Weinstein is also a director of Ithaca Industries, Inc.


Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16 (a) of the 1934 Act requires directors, executive officers and persons who are the beneficial owners of more than 10% of any equity security of the Company to file reports with the Securities and Exchange Commission.

          The following directors and executive officers failed to file timely reports under Section 16(a) with respect to the year ended January 2, 1999:

          On May 27, 1998, John A. Shields purchased 1,000 shares of Common Stock at a purchase price of $7.375 and 500 shares of Common Stock at a purchase price of $7.00, and filed his Form 4 on July 10, 1998. David B. Clark was awarded stock options amounting to 100,000 on February 17, 1998, and filed his Form 3 on April 2, 1998. John C. Rocker was awarded stock options amounting to 25,000 on September 14, 1998, and reported such acquisition on September
25, 1998, one day after the Form 3 was required to be filed. Prentess E. Alletag, Jr. was awarded stock options amounting to 9,000 on May 13, 1998, and filed his Form 4 on March 29, 1999. Steven N. Mason was awarded stock options amounting to 13,000 on May 13, 1998 and filed his Form 4 on March 29, 1999.


ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

          The following table provides certain summary information concerning compensation paid or accrued by the Company to, or on behalf of, the Company's Chief Executive Officer and each of the three other most highly compensated executive officers of the Company (hereinafter referred to as the "Named Executive Officers") for the fiscal years ended January 2, 1999, January 3, 1998 and December 28, 1996:


                           SUMMARY COMPENSATION TABLE

                                 Annual Compensation

Name and                                        Long-Term
Principal                                      Compensation     All Other
Position                Year Salary   Bonus   Option Awards   Compensation (3)

John A. Shields (1)(2)1998 $100,000      -         5,000        $ 34,250
Chairman              1997   28,846      -        15,000          25,000
                      1996     -         -          -              9,710

David B. Clark (3)
 (4)(5)               1998 $216,346  $153,374    130,000        $ 52,591
President, Chief
Executive Officer
and Director

Steven M. Mason(6)    1998 $130,500  $ 57,942     13,000        $  7,106
(9)(10 Vice -         1997  135,519    24,469     12,000           2,865
President/Marketing   1996  130,500   130,500       -              2,620

Prentess E. Alletag,  1998 $ 73,558  $ 32,689      9,000        $  4,165
Jr. (7)(9)(10) Vice - 1997   72,663    13,147     12,000           4,234
President/Human       1996   66,150    36,383       -              4,086
Resources

Larry W. Kordisch(8)  1998 $ 61,539  $   -          -           $165,960
Former Exec. Vice -   1997  166,154   150,000       -              2,387
Pres. Finance, Chief  1996  150,000   150,000     62,500           1,539
Financial Officer and
Secretary

---------------
(1) Mr. Shields was Acting Chairman until July 1998 at which time he was appointed Chairman. In 1998, he was compensated $100,000 per annum as Chairman, $25,000 for special services and $9,250 for meeting fees and retainer. In 1999, his Board stipend will be reduced 25% in January and by 25% in June.

(2) Mr. Shields was awarded stock options pursuant to the 1997 Non-Employee Directors Stock Option Plan in May 1998 amounting to 5,000 shares. The options are exercisable ratably over two years commencing July 10, 1999, and will expire July 10, 2008. Additionally, Mr. Shields was awarded 15,000 options in July 1997. The options are exercisable ratably over three years commencing on the grant date and will expire July 15, 2007.


(3)  Mr. Clark joined the Company in February 1998.

(4) Other compensation during 1998 for Mr. Clark includes principal and interest forgiveness under that certain promissory note dated February 17, 1998 of $35,255; reimbursement of a portion of relocation expenses of $12,933; auto allowance of $2,600; reimbursement for private life incurance premium of $1,377; and company-provided life insurance premium of $426.

(5) Mr. Clark was awarded stock options pursuant to the 1996 Stock Option Plan in February 1998 amounting to 100,000 shares. The options are exercisable ratably over five years commencing February 17, 1999, and will expire on February 17, 2008. Additionally, Mr. Clark was awarded 30,000 options in June 1998. The options are exercisable ratably over five years commencing June 1, 1999, and will expire June 1, 2008.

(6) Other compensation during 1998 for Mr. Mason includes personal use of a Company automobile of $4,226; reimbursement for private life insurance premium of $2,705; and, company-provided life insurance premium of $175.

(7) Other compensation during 1998 for Mr. Alletag includes reimbursement for private life insurance premium of $4,027 and company-provided life insurance premium of $138.

(8) Mr. Kordisch resigned from the Company on May 15, 1998, and continued as a consultant through December 31, 1998. Other compensation during 1998 for Mr. Kordisch includes a lump sum payment of $63,333 and consulting fees of $98,462 pursuant to that certain agreement dated April 28, 1998, reimbursement for private life insurance premium of $4,027 and company-provided life insurance premium of $138.

(9) Mr. Mason and Mr. Alletag were awarded stock options pursuant to the Stock Option Plan in May 1997 amounting to 12,000 shares each. The options are exercisable as of January 1, 1998, and will expire on May 12, 2007.

(10) Mr. Mason and Mr. Alletag were awarded stock options pursuant to the Stock Option Plan in July 1998 amounting to 13,000 and 9,000 shares respectively. The options are exercisable ratably over five years commencing July 9, 1999, and will expire on July 9, 2008.


The following table sets forth certain information with respect to grants of options to the Named Executive Officers during 1998:

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

                  Number of
                 Securities    % of Total
                 Underlying Options Granted
                  Options   to Employees   Exercise  Expiration
Name              Granted   in Fiscal Year  Price     Date     5%     10%

John S. Shields      5,000       1.7%  $7.50   July 10, 2008 $ 23,584 $ 59,766

David B. Clark     100,000      34.6%  $5.50   Feb. 17, 2008 $345,892 $876,558

David B. Clark      30,000      10.4%  $3.625  June 1, 2008    68,392  173,319

Steven M. Mason     13,000       4.50% $7.625  May 13, 2008    62,339  157,979

Prentess E. Alletag,
 Jr.                 9,000        3.1% $7.625  May 13, 2008    43,158  109,371

Compensation of Directors

          Since July 10, 1998, Non-Employee Directors are paid annual retainers of $20,000 and $1,000 for each meeting of the Board or any Committee meeting attended in person, but not to exceed $1,000 if more than one meeting is held on the same day and $500 for each meeting of the Board or any Committee meeting attended by telephonic conference call. Prior to July 10, 1998, Directors were paid annual retainers of $15,000 and meeting fees of $1,000 for each meeting of the Board or any Committee attended in person and $250 for each meeting attended by telephone. In 1998, Mr. Shields and Ms. Shahon received a payment of $25,000 each for special services rendered with respect to strategic planning matters. Beginning with the July 1998 Board of Directors meeting, Mr. Shields will be compensated for his services as Chairman in the amount of $100,000 per annum, retroactive to October, 1997, in lieu of his Board stipend. Mr. Shields' compensation as Chairman will be reduced 25% in January 1999 and by 25% in June 1999.

          In 1997, with the approval of the Company's stockholders, the Company established the Homeland Holding Corporation 1997 Non-Employee Directors Stock Option Plan ("Directors Plan"). The maximum number of shares of Common Stock which may be subject to options is 200,000. The Directors Plan is administered by a committee appointed by the Board of Directors. Options granted under this Plan are "non-qualified options." Any option granted will terminate and expire at the earlier of (a) 10 years from date of grant; (b) termination of optionee's directorship for cause; and (c) 45 days after termination of service as director for other than a result of removal for cause. As of July 15, 1997, each of the non-employee directors was granted the option to purchase up to 15,000 shares of Common Stock of Holding at $7 5/8 per share. The options granted become exercisable ratably over 3 years commencing on the grant date. As of May 26, 1998, each of the non-employee directors was granted additional options on an annual basis under the Directors Option Plan at the rate of 5,000 shares per year, such options to be granted as of the close of business on the business day immediately following each annual stockholders' meeting, commencing with the 1998 annual stockholders' meeting on July 10, 1998. The additional options granted become exercisable ratably over two years commencing on July 10, 1999.


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


          On July 6, 1998, the Company entered into an employment agreement with Wayne S. Peterson, the Company's Senior Vice President, Chief Financial Officer and Secretary. The agreement was contingent upon the completion of Mr. Peterson's commitments to Buttrey Food and Drug Stores Company. The agreement provides for a base salary of $150,000, subject to increase from time to time at the discretion of the Board of Directors. Mr. Peterson is also entitled to participate in the Company's incentive plan with a target annual bonus of 50% of his base annual salary. The agreement also provides for (a) relocation expenses of up to $45,000 related to the relocation to the Oklahoma City area, such amounts to be grossed up for any applicable income taxes; (b) a company car or car allowance; (c) temporary residence and rental car in Great Falls, Montana for up to three months upon acquisition of the Oklahoma City residence; (d) reimbursement of travel expenses up to two round trips per month; and (e) an executive term life insurance policy in the face amount of $500,000. At the commencement of Mr. Peterson's employment on October 19, 1998, he was granted options to purchase 50,000 shares of Common Stock of Holding at an exercise price of $3.50 which was equal to the fair market value of the Common Stock as of such date. If the Company terminates Mr. Peterson's employment for any reason other than cause or disability, Mr. Peterson will be paid (i) his base salary for one year and (ii) a lump sum payment of an amount equal to the product of (A) Mr. Peterson's target bonus under the Company's incentive bonus plan for the year in which employment terminates and (B) a fraction, the numerator of which is the number of days during such year prior to and including the date of termination of employment and the denominator of which is 365.

          On September 14, 1998, the Company entered into an employment agreement with John C. Rocker, the Company's Vice President of Operations. The agreement provides for a base salary of $125,000, subject to increase from time to time at the discretion of the Board of Directors. Mr. Rocker is also entitled to participate in the Company's incentive plan with a target annual bonus of 50% of his annual salary. Any bonus payable for the 1998 fiscal year will be prorated for the partial 1998 year. The agreement also provides for
(a) signing bonus of $25,333; (b) relocation expenses of up to $40,000 as it relates to the direct moving expenses related to his relocation to the Oklahoma City area, such amounts to be grossed up for any applicable income taxes; and (c) a company car or a car allowance. At the commensement of Mr. Rocker's employment, h was granted options to purchase 25,000 shares of Common Stock of Holding at an exercise price of $4.75 per share. If the Company terminates Mr. Rocker's employment for any reason prior to December
31, 1999, for any reason other than cause or disability, Mr. Rocker will be paid (i) his base salary for one year and (ii) a lump sum payment of an amount equal to the product of (A) Mr. Rocker's target bonus under the Company's incentive bonus plan for the year in which employment terminates and (B) a fraction, the numerator of which is the number of days during such year prior to and including the date of termination of employment and the denominator of which is 365.


          On December 8, 1998, the Company entered into a letter agreement regarding severance arrangements with Deborah A. Brown, the Company's Vice President - Accounting, Corporate Controller, Treasurer and Assistant Secretary. The agreement provides that in the event her employment is terminated prior to December 31, 1999, for any reason other than cause or disability, the Company will contine to pay her base salary for a period of one year plus a pro rata target amount of the incentive compensation for the portion of the incentive year that precedes the date of termination. The pro rate incentive compensation is payable only in the event that the results of the Company are such that the criteria for paying bonus has been achieved pursuant to the Management Incentive Plan. Ms. Brown was also granted options on July 9, 1998, to purchase 13,000 shares of Common Stock of Holding at an exercise price of $6.125 per share which was equal to the fair value of the Common Stock as of such date.

          On December 8, 1998, the Company entered into a letter agreement regarding severance arrangements with Prentess E. Alletag, Jr., the Company's Vice President of Human Resources. The agreement provides that in the event his employment is terminated prior to December 31, 1999, for any reason other than cause or disability. the Company will continue to pay his base salary for a period of one year plus a pro rata target amount of the incentive compensation for the portion of the incentive that precedes the date of termination. The pro rata incentive compensation is payable only in the event that the results of the Company are such that the criteria for paying bonus has been achieved pursuant to the Management Incentive Plan. Mr. Alletag was also granted options on July 9, 1998, to purchase 9,000 shares of Common Stock of Holding at an exercise price of $7.625 per share which was equal to the fair market value of the Common Stock as of such date.

          On December 8, 1998, the Company entered into a letter agreement regarding severance arrangements with Steven N. Mason, the Company's Vice President of Marketing. The agreement provides that in the event his employment is terminated prior to December 31, 1999, for any reason other than cause or disability, the Company will continue to pay his base salary for a period of one year plus a pro rata target amount of the incentive compensation for the portion of the incentive year that precedes the date of termination. The pro rata incentive compensation is payable only in the event that the results of the Company are such that the criteria for paying bonus has been achieved pursuant to the Management Incentive Plan. Mr. Mason was also granted options on July 9, 1998, to purchase 13,000 shares of Common Stock of Holding at an exercise price of $7.625 per share which was equal to the fair market value of the Common Stock as of such date.

          On April 28, 1998, the Company entered into a letter agreement with Larry W. Kordisch, the Company's former Executive Vice President - Finance, Chief Financial Officer and Secretary, in connection with his termination of employment with the Company. Pursuant to the terms of the letter agreement, the Company agreed to provide Mr. Kordisch with the following: (a) reimbursement of health insurance benefits under his current plan through December 31, 1998;
(b) a lump sum payment of $63,333; and (c) his company car.


Management Incentive Plan

          Homeland maintains a Management Incentive Plan to provide incentive bonuses for members of its management and key employees. Bonuses are determined according to a formula based on both corporate, store and individual performance and accomplishments or other achievements and are paid only if minimum performance and/or accomplishment targets are reached. At minimum performance level, the bonus payout ranges from 25% to 50% of salaries for officers (as set forth in the plan), including the Chief Executive Officer. Maximum bonus payouts range from 100% to 200% of salary for officers and up to 150% of salary for the Chief Executive Officer. Performance levels must significantly exceed target levels before the maximum bonuses will be paid. Under limited circumstances, individual bonus amounts can exceed these levels if approved by the Compensation Committee of the Board. Incentive bonuses paid to managers and supervisors vary according to their reporting and responsibility levels. The plan is administered by a committee consisting, unless otherwise determined by the Board of Directors, of members of the Board who are ineligible to participate in the plan. Incentive bonuses earned for certain highly compensated executive officers under the plan for performance during fiscal year 1998 are included in the Summary Compensation Table.

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

          Under the retirement plan, estimated annual benefits payable to the named executive officers of Homeland upon retirement at age 65, assuming no changes in covered compensation or the social security wage base, would be as follows: David B. Clark, $53,002; Steven M. Mason, $88,392; and Prentess
E. Alletag, Jr., $38,793.

Management Stock Option Plan

          In December 1996, the Board of Directors of the Company, pursuant to the Plan of Reorganization, adopted the Homeland Holding Corporation 1996 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan, which is administered by the Compensation Committee, provides for the granting of options to purchase up to an aggregate of up to 432,222 shares of Common Stock. Options granted under the Stock Option Plan are "non-qualified options." The option price of each option must not be less than the fair market value as determined by the Board or the Committee. Unless the Board or the Committee otherwise determines, options shall become exercisable ratably over a five-year period or immediately in the event of a "change of control" as defined in the Stock Option Plan. Each option must be evidenced by a written agreement and must expire and terminate on the earliest of (a) ten years from the date the option is granted
(b) termination for cause and (c) three months after termination for other than cause.

Compensation Committee Report

          The Compensation Committee is composed entirely of non-employee directors. The Compensation Committee reviews and approves all compensation arrangements for executive officers and in that regard, has developed compensation policies for the executive which seek to enhance the profitability of the Company and to assure the ability of the Company to attact and retain executive employees with competitive compensation. Actions by the Compensation Committee are reported to the Board of Directors and, in appropriate cases, ratified by the Board of Directors prior to implementation.

          The compensation program of the Company seeks specifically to motivate the executives of the Company to achieve objectives which benefit the Company within their respective areas of responsibility, with particular emphasis on continued growth in revenues, expense control, operating efficiency, and the ultimate realization of profits for the Company.

          Base salary levels for the Company's executive officers, including the Chief Executive Officer, are set so that the overall cash compensation package for executive officers, including bonus opportunity, compares reasonably to companies with which the Company competes for executive talent. In determining salaries, the Compensation Committee also takes into account a number of factors, which primarily include experience and performance, the officer's level of responsibility, the cost of living and historical salary levels. The measures of individual performance considered include, to the extent applicable to an individual executive officer, a number of quantitative and qualitative factors such as the Company's financial performance, the individual's achievement of particular nonfinancial goals within his or her responsibility and other contributions made by the officer to the Company's success.

          In addition to base salary, certain executives, including the Chief Executive Officer, may earn an incentive of up to 150% of such executive's base pay. The compensation policies of the Company are general and subjective both as to salary and as to the other components of the compensation program. The Company's compensation program also includes benefits typically offerred to executives of similar businesses to promote management stability, consisting of a retirement plan, stock option plan and employment agreements.


Performance Graph

          Shown below is a line graph comparing cumulative total shareholder return for the Company, the S&P Retail Stores (Food), and the S&P 500 since April 14, 1997.

Comparison of the Cumulative Total Return* -- Homeland Holding Corporation, S&P 500 Retail Food Stores, and S&P 500


                   Homeland -- S&P 500 Retail -- S&P 500


                          [GRAPHS APPEARS HERE]


                Date       Homeland       S&P 500 Retail       S&P 500

                04/97       $100.00         $100.00             $100.00
                01/98         78.79          133.18              130.48
                01/99         41.67          190.32              165.28


           *Total return assumes reinvestment of dividends on quarterly basis.


Note:  Companies comprising the S&P Retail Stores (Food) Index include:
Albertson's Inc.; American Stores Co.; Great Atlantic & Pacific Tea Co.; Kroger Co.; Fred Meyer Inc.; Safeway Inc.; and Winn-Dixie Stores Inc.

Compensation Committee Interlocks and Insider Participation

          None of the persons serving on the Compensation Committee during fiscal year 1998 was an officer or an employee of the Company or Stores or was formerly an officer or an employee of the Company or Stores. There are no interlocks with respect to the Compensation Committee.


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

          The Company estimates that total general unsecured claims will be approximately $63.1 million, consisting of approximately $40.1 million in general unsecured claims in respect of the Old Notes and approximately $23.0 million of other general unsecured claims. Based on such estimate (a) holders of the Old Notes received (in the aggregate) approximately 2,827,922 shares of Common Stock representing approximately 60.2% of the Common Stock outstanding upon consummation of the Restructuring and (b) holders of the other general unsecured claims received (in the aggregate) approximately 1,622,029 shares of Common Stock representing approximately 34.5% of the Common Stock outstanding upon consummation of the Restructuring.

          In addition, under the Plan of Reorganization, all of the Company's issued and outstanding Class A Common Stock, par value $.01 per share (the "Old Common Stock"), was exchanged for (a) an aggregate of 250,000 shares of Common Stock, representing approximately 5.3% of the Common Stock outstanding, and (b) warrants to purchase (in the aggregate) up to 263,158 shares of Common Stock (the "New Warrants") at an exercise price of $11.85 per share. Each holder of the Old Common Stock received 7.73 shares of Common Stock and 8.14 New Warrants for each 1,000 shares of Old Common Stock held by such holder.


          Set forth below is certain information as of March 24, 1999, regarding the beneficial ownership of Holding's Common Stock by: (a) any person or group known to have beneficial ownership of more than 5% of the Common Stock of Holding; (b) each of the Named Executive Officers; (c) each director; (d) other officers of the Company and (e) all directors, Named Executive Officers and officers as a group:


                                            Shares
                                          Beneficially       Percent of
Name of Beneficial Owner                    Owned**           Class
Soros Fund Management, LLC (1)             666,700             12.61%
888 Seventh Avenue, 33rd Floor
New York, NY  10106

Jeffrey D. Tannebaum (2)                   562,195             10.63%
Fir Tree Partners
1211 Avenue of the Americas
New York, NY  10036

John A. Shields (3)(4)                      63,961              1.21%
David B. Clark (5)(6)                       22,700               *
Steve M. Mason (7)(8)                       15,265               *
Prentess E. Alletag, Jr. (9)(10)            15,193               *
Robert E. (Gene) Burris (3)                 10,000               *
Edward B. Krekeler, Jr. (3)(13)             10,270               *
Laurie M. Shahon (3)(11)                    15,000               *
William B. Snow (3)                         10,000               *
David N. Weinstein (3)(12)                  11,000               *

Officers and directors as a group
 (12 persons)                              201,389              3.81%
______________________
*  Less than 1%

** Shares benefically owned reflect common stock owned and vested options including options that will vest within sixy days of the date hereof.

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

(2) Based on the Schedule 13F filed by Mr. Jeffrey Tannebaum and Fir Tree Partners, these shares are for the accounts of Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P. and Fir Tree Value Partners LDC. Mr. Tannebaum is the sole shareholder, officer, director and principal of Fir Tree Partners and he serves as general partner of the Fir Tree Value Fund L.P. and the Fir Tree Institutional Value Fund L.P. and as an investment advisor to the Fir Tree Value Partners LDC.


(3) Stock options for 15,000 shares, of which 10,000 shares are exercisable, were granted to each director under the Directors Plan in 1997. The options are exercisable ratably over three years commencing July 15, 1997, and will expire on July 14, 2007. In July 1998, additional stock options of 5,000 shares were granted to each director under the Directors Plan. The options are exercisable ratably over two years commencing July 10, 1999, and will expire on July 10, 2008.

(4)       Mr. Shields is the beneficial owner of 53,961 shares of Common Stock.

(5) Mr. Clark was awarded options to purchase 100,000 shares, of which 20,000 shares are exercisable under the Stock Option Plan as provided for under his employment agreement with the Company. The options become exercisable ratably over five years commencing February 18, 1999, and will expire on February 17, 2008. Mr. Clark was granted additional stock options of 30,000 shares on June 1, 1998. This option agreement terminated on December 8, 1998, and was replaced by the Amended & Restated Stock Option Agreement dated December 8, 1998, granting Mr. Clark options to purchase 30,000 shares of Common Stock of Holding at an exercise price of $3.625 per share. The options become exercisable ratably over five years commencing June 1, 1999, and will expire on June 1, 2008.

(6)       Mr. Clark is the beneficial owner of 2,700 shares of Common Stock.

(7) Mr. Mason was awarded options in May 1997 to purchase 12,000 shares shares under the Stock Option Plan. The options are exercisable as of January 1, 1998, and will expire on May 13, 2007. Mr. Mason was awarded options in July 1998 to purchase 13,000 shares under the Stock Option Plan. The options are exercisable as of May 13, 1999, and will expire on July 9, 2008.

(8) Mr. Mason is the beneficial owner of 324 shares of Common Stock and 341 New Warrants.

(9) Mr. Alletag was awarded options in May 1997 to purchase 12,000 shares under the Stock Option Plan. The options are exercisable as of January 1, 1998, and will expire on May 13, 2007. Mr. Alletag was awarded options in July 1998 to purchase 9,000 shares under the Stock Option Plan. The options are exercisable as of May 13, 1999, and will expire on July 9, 2008.

(10) Mr. Alletag is the beneficial owner of 986 shares of Common Stock and 407 New Warrants.

(11)      Ms. Shahon is the beneficial owner of 5,000 shares of Common Stock.

(12)      Mr. Weinstein is the beneficial owner of 1,000 shares of Common Stock.

(13)      Mr. Krekeler is the beneficial owner of 270 shares of Common Stock.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Mr. Gene Burris, a director of the Company, is President of UFCW Local No. 1000, which represents approximately 91% of the Company's unionized employees. Pursuant to the Modified Union Agreements, the UFCW has the right to designate one member of the Board of Directors of Holding and Homeland. Mr. Burris is the designee of the UFCW.


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

                                       HOMELAND HOLDING CORPORATION


Date:   April 2, 1999                  By:   /s/  David B. Clark
                                            David B. Clark, President & C.E.O.


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                      Title                         Date

    /s/  John A. Shields       Chairman of the Board            April 2, 1999
John A. Shields


   /s/   David B. Clark        President, Chief Executive       April 2, 1999
David B. Clark                 Officer and Director
                               (Principal Executive Officer)


   /s/   Wayne S. Peterson     Executive Vice President/        April 2, 1999
Wayne S. Peterson              Finance, C.F.O. and Secretary
                               (Principal Financial Officer)


   /s/   Deborah A. Brown      Vice President, Controller       April 2, 1999
Deborah A. Brown               (Principal Accounting Officer)



                                    II-1



        Signature                      Title                         Date


   /s/   Robert E. (Gene) Burris    Director                    April 2, 1999
Robert E. (Gene) Burris


   /s/   Edward B. Krekeler, Jr.    Director                    April 2, 1999
Edward B. Krekeler, Jr.


   /s/    Laurie M. Shahon          Director                    April 2, 1999
Laurie M. Shahon


   /s/   William B. Snow            Director                    April 2, 1999
William B. Snow


   /s/   David N. Weinstein         Director                    April 2, 1999
David N. Weinstein



                                    II-2



                       INDEX TO FINANCIAL STATEMENTS

                       HOMELAND HOLDING CORPORATION
                     Consolidated Financial Statements




Report of Independent Accountants                                      F-2

Consolidated Balance Sheets as of January 2, 1999,
 and January 3, 1998                                                   F-3

Consolidated Statements of Operations
 for the 52 weeks ended January 2, 1999, and
 53 weeks ended January 3, 1998, and the
 20 weeks ended December 28, 1996
 (Successor Company), and the 32 weeks ended
 August 10, 1996, 1996 (Predecessor Company)                           F-5

Consolidated Statements of Stockholders' Equity
 for the 52 weeks ended January 2, 1999, and 53 weeks
 ended January 3, 1998, and the 20 weeks ended
 December 28, 1996 (Predecessor Company), and the
 32 weeks ended August 10, 1996 (Predecessor Company)                  F-6

Consolidated Statements of Cash Flows for the 52 weeks
 ended January 2, 1999, and 53 weeks ended January 3,
 1998, and the 20 weeks ended December 28, 1996
 (Successor Company), and the 32 weeks ended
 August 10, 1996 (Predecessor Company)                                 F-7

Notes to Consolidated Financial Statements                             F-9



                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Homeland Holding Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Homeland Holding Corporation and its subsidiaries, (the "Company") at January 2, 1999 and January 3, 1998, and the results of their operations and their cash flows for the 52 weeks ended January 2, 1999, the 53 weeks ended January 3, 1998, the 20 weeks ended December 28, 1996, and the 32 weeks ended August 10, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP
Oklahoma City, Oklahoma
March 3, 1999


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

             (In thousands, except share and per share amounts)


                                   ASSETS

                                                   January 2,      January 3,
                                                      1999            1998
Current assets:
 Cash and cash equivalents                        $   7,856       $   4,778
 Receivables, net of allowance for uncollectible
  accounts of $972 and $1,198                         9,961           9,313
  Inventories                                        46,280          45,946
 Prepaid expenses and other current assets            2,527           2,581

   Total current assets                              66,624          62,618

Property, plant and equipment:
 Land and land improvements                           9,346           9,303
 Buildings                                           20,216          19,995
 Fixtures and equipment                              28,466          22,267
 Leasehold improvements                              17,488          13,459
 Software                                             5,396           4,991
 Leased assets under capital leases                   9,053           8,610
 Construction in progress                             3,278           2,769

                                                     93,243          81,394

Less, accumulated depreciation
 and amortization                                    20,832          11,299

Net property, plant and equipment                    72,411          70,095

Reorganization value in excess of amounts
 allocable to identifiable assets, less
 accumulated amortization of $34,018 and
 $20,346 at January 2, 1999, and January 3,
 1998, respectively                                   7,791          23,162

Other assets and deferred charges                    12,378          10,166

    Total assets                                  $ 159,204       $ 166,041




                 The accompanying notes are an integral part of these consolidated financial statements.


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS, Continued

             (In thousands, except share and per share amounts)

                    LIABILITIES AND STOCKHOLDERS' EQUITY



                                                   January 2,     January 3,
                                                      1999            1998
Current liabilities:
 Accounts payable - trade                         $  20,267       $  18,941
 Salaries and wages                                   2,827           2,508
 Taxes                                                3,093           3,605
 Accrued interest payable                             2,622           2,619
 Other current liabilities                            8,548          10,042
 Current portion of long-term debt                    1,728           1,728
 Current portion of obligations under capital
  leases                                              1,235           1,286

   Total current liabilities                         40,320          40,729

Long-term obligations:
 Long-term debt                                      83,852          78,353
 Obligations under capital leases                     1,700           2,608
 Other noncurrent liabilities                         1,464           2,027

   Total long-term obligations                       87,016          82,988

Commitments and contingencies                          -               -

Stockholders' equity:
 Common stock $0.01 par value, authorized
  - 7,500,000 shares, issued 4,904,417 shares
  and 4,820,637 shares at January 2, 1999, and
  January 3, 1998, respectively                          49              48
 Additional paid-in capital                          56,174          56,040
 Accumulated deficit                                (24,355)        (13,764)
Total stockholders' equity                           31,868          42,324

Total liabilities and stockholders' equity        $ 159,204       $ 166,041




                 The accompanying notes are an integral part of these consolidated financial statements.


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

             (In thousands, except share and per share amounts)


                                                          Successor Company                Predecessor
                                                                                             Company

                                              52 weeks         53 weeks       20 weeks       32 weeks
                                               ended             ended          ended         ended
                                             January 2,       January 3,     December 28,   August 10,
                                                1999             1998           1996           1996

Sales, net                                   $ 529,576        $ 527,993      $ 204,026      $ 323,747

Cost of sales                                  402,261          401,691        154,099        244,423

 Gross profit                                  127,315          126,302         49,927         79,324

Selling and administrative expenses            114,335          112,590         43,995         73,183
Operational restructuring costs                   -                -              -              -
Amortization of excess reorganization value     13,672           14,527          5,819           -

 Operating profit (loss)                          (692)            (815)           113          6,141

Gain(loss) on disposal of assets                    34             (117)           (90)           114
Interest income                                    426              385             56             69
Interest expense                                (8,484)          (8,408)        (3,199)        (5,639)

Income (loss) before reorganization items,
 income taxes and extraordinary items           (8,716)          (8,955)        (3,120)           685

Reorganization items:
 Allowed claims in excess of liabilities          -                -              -             7,200
 Professional fees                                -                -              -             4,250
 Employee buyout expense                          -                -              -             6,386
 Adjustments of accounts to estimated
  fair value                                      -                -              -             8,160
                                                  -                -              -            25,996

Income tax provision                            (1,875)          (1,689)          -              -
 Loss before extraordinary items               (10,591)         (10,644)        (3,120)       (25,311)

Extraordinary item - debt discharge              -                -              -            63,118

Net income (loss)                              (10,591)         (10,644)        (3,120)        37,807

Basic and diluted earnings per share:
 Loss before extraordinary items per
  common share                               $   (2.18)       $   (2.23)     $   (0.66)     $   (0.78)
 Extraordinary items per common share               -                -              -            1.94
 Net income (loss) per common share          $   (2.18)       $   (2.23)     $   (0.66)     $    1.16
Weighted average shares outstanding           4,857,130        4,782,938      4,758,025     32,599,707




                 The accompanying notes are an integral part
                  of these consolidated financial statements

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             (In thousands, except share and per share amounts)




                                                        Common Stock                  Additional
                                           Successor    Predecessor                    Paid-In       Accumulated
                                            Shares         Shares         Amount       Capital         Deficit

Balance, December 30, 1995                      -       33,748,482      $    337      $  55,886      $ (80,188)

Net income                                      -             -                -           -            37,807

Eliminate predecessor equity                    -      (33,748,482)         (337)       (55,886)        (2,637)

Issuance of successor's common stock       4,758,025          -               48         56,013           -

Adjustment to eliminate
 minimum pension liability                      -             -                -           -              -

Record excess of
 reorganization value                           -             -                -           -            45,018

Balance, August 10, 1996                   4,758,025          -               48         56,013           -

Net loss                                        -             -                -           -            (3,120)

Balance, December 28, 1996                 4,758,025          -               48         56,013         (3,120)

Net loss                                        -             -                -           -           (10,644)

Issuance of common stock                      62,612          -                -             27           -

Balance, January 3, 1998                   4,820,637          -         $     48      $  56,040      $ (13,764)

Net loss                                        -             -                -           -           (10,591)

Issuance of common stock                      83,780          -                1            134           -

Balance, January 2, 1999                   4,904,417          -         $     49      $  56,174      $ (24,355)


Continued




                 HOMELAND HOLDING CORPORATION AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             (In thousands, except share and per share amounts)


                                           Minimum
                                           Pension                                      Total
                                           Liability          Treasury Stock          Stockholders'
                                          Adjustment       Shares        Amount      Equity(Deficit)

Balance, December 30, 1995                $   (1,327)    2,869,493    $   (2,814)    $      (28,106)

Net income                                      -             -             -                37,807

Eliminate predecessor equity                    -       (2,869,493)        2,814            (56,046)

Issuance of successor's common stock            -             -             -                56,061

Adjustment to eliminate
 minimum pension liability                     1,327          -             -                 1,327

Record excess of
 reorganization value                           -             -             -                45,018

Balance, August 10, 1996                        -             -             -                56,061

Net loss                                        -             -             -                (3,120)

Balance, December 28, 1996                      -             -             -                52,941

Net loss                                        -             -             -               (10,644)

Issuance of common stock                        -             -             -                    27

Balance, January 3, 1998                        -             -             -                42,324

Net loss                                        -             -             -               (10,591)

Issuance of common stock                        -             -             -                   135

Balance, January 2, 1999                  $     -             -       $     -        $       31,868


                     The accompanying notes are an integral part of these consolidated financial statements.


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

              (In thousands, except share and per share amounts)



                                                       Successor Company                Predecessor
                                                                                           Company

                                           52 weeks        53 weeks        20 weeks       32 weeks
                                             ended           ended           ended          ended
                                           January 2,      January 3,     December 28,    August 10,
                                             1999            1998           1996           1996
Cash flows from operating activities:
 Net income (loss)                       $  (10,591)     $  (10,644)     $  (3,120)     $  37,807
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization               9,802           8,404          2,954          4,163
  Amortization of beneficial interest
   in operating leases                          121             121             51             75
  Amortization of excess reorganization
   value                                     13,672          14,527          5,819           -
  Amortization of financing costs               120              64             24            359
  Reorganization items                         -               -              -            15,360
  Extraordinary gain on debt discharged        -               -              -           (63,118)
  Loss (gain) on disposal of assets             (34)            117             90           (114)
  Deferred income taxes                       1,699           1,589           -              -
  Change in assets and liabilities:
   Increase in receivables                     (648)           (791)          (439)           (32)
   (Increase) decrease in inventories          (334)           (937)        (6,225)         3,754
   (Increase) decrease in prepaid ex-
     penses and other current assets             54             179            531            (83)
   Increase in other assets
     and deferred charges                    (2,487)         (2,722)        (3,110)          (649)
   Increase in accounts
     payable - trade                          1,326           1,525          2,460            298
   Increase (decrease) in salaries
     and wages                                  319            (991)           846            105
   Increase (decrease) in taxes                (512)            702         (2,198)           226
   Increase (decrease) in accrued
     interest payable                             3             (70)         2,672          3,823
   Increase (decrease) in other current
     liabilities                             (1,494)          1,572         (1,181)        (2,656)
   Decrease in restructuring reserve           -               -              -            (1,396)
   Increase (decrease) in other non-
     current liabilities                       (531)           (283)           122           (886)

   Net cash provided by (used in)
    operating activities                     10,485          12,362           (704)        (2,964)
                                                                            Continued



                     The accompanying notes are and integral part of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

              (In thousands, except share and per share amounts)


                                                      Successor Company                  Predecessor
                                                                                           Company

                                           52 weeks        53 weeks        20 weeks       32 weeks
                                             ended           ended           ended          ended
                                           January 2,      January 3,     December 28,    August 10,
                                              1999            1998           1996           1996
Cash flows from investing activities:
 Capital expenditures                       (12,404)        (14,021)        (5,085)        (1,860)
 Cash received from sale of assets              775              70              5          1,738

   Net cash used in in investing
    activities                              (11,629)        (13,951)        (5,080)          (122)


Cash flows from financing activities:
  Borrowings under term loan                   -               -              -            10,000
  Payments under term loan                   (1,667)           (833)          -              -
  Borrowings under revolving credit loans   129,567         141,463         42,349         74,250
  Payments under revolving credit loans    (122,340)       (134,106)       (39,080)       (79,718)
  Principal payments under notes payable        (61)            (61)          -              -
  Principal payments under capital
   lease obligations                         (1,412)         (1,615)          (700)        (1,596)
  Payment of obligations to noteholders        -               -              -            (1,500)
  Proceeds from issuance of common stock        135              27           -              -

   Net cash provided by financing
    activities                                4,222           4,875          2,569          1,436

Net increase (decrease) in cash and
 cash equivalents                             3,078           3,286         (3,215)        (1,650)

Cash and cash equivalents at beginning
 of period                                    4,778           1,492          4,707          6,357

Cash and cash equivalents at end of period $  7,856       $   4,778      $   1,492      $   4,707

Supplemental information:
 Cash paid during the period for
  interest                                 $  8,419       $   8,414      $     524      $   1,566

 Cash paid during the period for
  income taxes                             $    100       $     100      $    -         $    -

Supplemental schedule of
 non-cash investing activities:
  Capital lease obligations assumed        $    453       $   1,161      $    -         $    -



                     The accompanying notes are an integral part of these consolidated financial statements

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (In thousands, except share and per share amounts)


1.   Organization:

     Homeland Holding Corporation ("Holding"), a Delaware corporation, was incorporated on November 6, 1987, but had no operations prior to November 25, 1987. Effective November 25, 1987, Homeland Stores, Inc. ("Homeland"), a wholly-owned subsidiary of Holding, acquired substantially all of the net assets of the Oklahoma Division of Safeway Inc. Holding, its consolidated subsidiary, Homeland, and Homeland's wholly-owned subsidiary, SLB Marketing, Inc. are collectively referred to herein as the "Company." The Company is a leading supermarket chain in the Oklahoma, southern Kansas and Texas Panhandle retion. The Company operates in four distinct market places: Oklahoma City, Oklahoma; Tulsa, Oklahoma; Amarillo, Texas; and certain rural areas of Oklahoma, Kansas and Texas.

     Holding has guaranteed substantially all of the debt issued by Homeland. Holding is a holding company with no significant operations other than its investment in Homeland. Separate financial statements of Homeland are not presented herein since they are identical to the consolidated financial statements of Holding in all respects except for stockholders' equity which is as follows:


                                           January 2,          January 3,
                                             1999                1998

     Homeland stockholder's equity:
      Common stock, $.01 par value,
       authorized, issued and
       outstanding 100 shares             $       1          $       1
      Additional paid-in capital             56,222             56,087
      Accumulated deficit                   (24,355)           (13,764)
       Total Homeland stockholder's
        equity                            $  31,868          $  42,324

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

     As of the Effective Date, the Company entered into a bank credit agreement with a group of lenders (the "Old Loan Agreement") consisting of a revolving credit facility of up to $27,500 (subject to a borrowing base requirement) and a term loan facility of $10,000.


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

     Basis of consolidation - The consolidated financial statements include the accounts of Homeland Holding Corporation and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     Store Closings / Asset Impairment - Provision is made on a current basis for the write-down of identified owned-store closings to their net realizable value. For identified lease-store closings, leasehold improvements are written down to their net realizable value and a provision is made on a current basis if anticipated expenses are in excess of expected sublease rental income. The Company's long-lived assets, including excess reorganization value, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recovable.

     Other assets and deferred charges - Other assets and deferred charges consist primarily of patronage refund certificates issued by AWG as part of its year-end distribution of income from AWG's cooperative operations and beneficial interests in operating leases amortized on a straight-line basis over the remaining terms of the leases, including all available renewal option periods. The AWG patronage refund certificates bear annual interest of 6% and are redeemable for cash seven years from the date of issuance. The carrying value of certificates including those earned not yet received at 1998 and 1997 was $9,119, and $6,669, respectively.

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

     Advertising costs - Costs of advertising are expensed as incurred. Gross advertising costs for 1998, 1997 and 1996, were $8,349, $7,906 and $8,453, respectively.

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

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to the reserve for self-insurance programs, the deferred income tax valuation allowance, the accumulated benefit obligation relating to the employee retirement plan and the allowance for bad debts. It is reasonably possible that the Company's estimates for such items could change in the near term.

     Comprehensive Income - In January 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income," which is required for fiscal years beginning after December 15, 1997. The statement establishes standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from net income and other events, except activity resulting from investments by owners and distributions to owners. There was no impact on adoption of this statement to the Successor Company.

     Reclassifications - Certain reclassifications have been made to prior years' statements of operations to conform with the current presentation.


4.   Store Acquisitions.

     The Company acquired one store from Pratt Discount Foods, Inc. and three stores from Food Lion, Inc. on August 11, 1997, and October 15, 1997, respectively. The result of operations from these stores from the acquisition date through fiscal year-end are included in the fiscal 1997 Consolidated Statements of Operations.

     On February 15, 1999, the Company signed a letter of intent with AWG for the purchase of nine Apple Market supermarkets currently operated by Horner Foods, Inc. in eastern Oklahoma. Consummation of the transaction, which is expected during the second quarter of 1999, is subject to, among other things, the execution of a definitive purchase agreement, completion of due diligence, and certain customary closing conditions. The financing for this acquisition is likely to be a combination of loans through AWG, the Acquisition Term Loans and/or availability under the revolving credit facility.

5.   Long-Term Debt:

     Long-term debt at year-end consists of:


                                             January 2,       January 3,
                                               1999             1998

     New Notes                               $  60,000        $  60,000
     Term Loan                                   7,500            9,167
     Revolving Credit Loans                     17,887           10,626
     Note Payable                                  193              288
                                                85,580           80,081
     Less current portion                        1,728            1,728

     Long-term debt due after one year       $  83,852        $  78,353

     The New Notes bear an interest rate of 10%, which is payable semi-annually each February 1 and August 1. The New Notes are uncollaterized and will mature on August 1, 2003. The Indenture relating to the New Notes has certain customary restrictions on consolidations and mergers, indebtedness, issuance of preferred stocks, asset sales and payment of dividends.


     Long-Term Debt, continued:

     On December 17, 1998, the Company executed a New Loan Agreement in exchange for the Old Loan Agreement in order to extend the maturity to August 2, 2002, to reflect additional term loan borrowing capacity of $10,000 for acquisitions ("Acquisition Term Loans"), to reduce interest rates, and to incorporate other technical changes. Consistent with the Old Loan Agreement, as amended, the New Loan Agreement also consists of a $32,000 revolving facility for working capital and letters of credit (The "Revolving Facility") and a $10,000 term loan (the "Term Loan"). The Revolving Facility permits the Company to borrow up to the lesser of $32,000 or the applicable borrowing base. As of January 2, 1999, there were no borrowinngs outstanding under the Acquisition Term Loan facility.

     The interest rate, payable quarterly, under the New Loan Agreement is based on the Prime Rate, as defined, plus a percentage that varies based on a number of factors, including (a) whether it is the Revolving Facility or the Term Loan, (b) the time period, and (c) whether the Company elects to use the London Interbank Offered Rate. At January 2, 1999, the interest rate on borrowings on the Revolving Facility was 7.90% (weighted average) and the Term Loan was 7.98%.

     The Revolving Facility provides for certain mandatory prepayments based on occurrence of certain defined and specified transactions. The Term Loan requires quarterly principal payments of $417 and will mature, along with the Revolving Facility, on August 2, 2002.

     The obligations of the Company under the New Loan Agreement are collateralized by liens on, and a security interest in, substantially all of the assets of Homeland and are guaranteed by Holding. The New Loan Agreement, among other things, requires a maintenance of EBITDA, consolidated fixed charge ratio, debt-to-EBITDA ratio, current ratio, excess cash flow paydown, each as defined, and limits the Company's capital expenditures, incurrence of additional debt, consolidation and mergers, acquisitions and payments of dividends.


     Long-Term Debt, continued:

     At January 2, 1999, the aggregate annual debt maturities were as follows:

               1999                               $  1,728
               2000                                  1,728
               2001                                  1,728
               2002                                 20,396
               2003                                 60,000
                                                  $ 85,580

     The Company has outstanding at January 2, 1999, $3,349 in letters of credit which are not reflected in the accompanying financial statements. The letters of credit are issued under the credit agreements and the Company paid associated fees of $43, $146, and $259 in 1998, 1997 and 1996, respectively.

6.   Fair Value of Financial Instruments:

     The carrying amounts of cash and cash equivalents, receivables, AWG patronage refund certificates, accounts payable and accrued expenses and other liabilities are reasonable estimates at their fair values.
     Based on borrowing rates currently available to the Company for bank borrowings with similar terms and maturities, the Company believes the carrying amount of borrowings under the New Loan Agreement approximates fair value. The fair valud of publicly-traded debt is valued based on quoted market values. At January 2, 1999, the carrying amount and the fair value of the New Notes were $60,000 and $55,200, respectively.



7.   Income Taxes:

     The components of the income tax provision for 1998, 1997, the 20 weeks ended December 28, 1996, and the 32 weeks ended August 10, 1996, were as follows:

                                                                 Predecessor
                                   Successor Company               Company
                                                   20 Weeks       32 Weeks
                                                    Ended          Ended
                                                  December 28,    August 10,
                              1998       1997        1996           1996

     Federal and State:
      Current             $  (176)   $  (  100)    $    -         $    -
      Deferred             (1,699)      (1,589)         -              -
       Total income tax
        provision          (1,875)   $  (1,689)    $    -         $    -

     A reconciliation of the income tax benefit (provision) at the statutory Federal income tax rate to the Company's effective tax rate is as follows:


                                                                  Predecessor
                                  Successor Company                 Company
                                                     20 Weeks      32 Weeks
                                                      Ended          Ended
                                                    December 28,    August 10,
                               1998        1997        1996           1996

     Federal income tax at
      statutory rate        $  3,051    $   3,134    $  1,092     $ (13,232)
     Benefit of non-taxable
      forgiveness of debt       -            -            945        14,720
     Non-deductible
      reorganization
       expenses                 -            -           -           (1,488)
     Amortization of
      intangibles             (4,785)      (5,084)     (2,037)         -
     Change in valuation
      allowance                 (141)         261        -             -
      Total income tax
       provision            $ (1,875)   $  (1,689)   $   -        $    -




7.   Income Taxes, continued:

     The components of deferred tax assets and deferred tax liabilities are as follows:

                                                January 2,      January 3,
                                                  1999             1998
     Current assets (liabilities):
      Allowance for uncollectible
       receivables                             $    340          $    419
      Prepaid pension                              (347)             (393)
      Other, net                                     19                18

       Net current deferred tax assets               12                44

     Noncurrent assets (liabilities):
      Property, plant and equipment               1,402               855
      Employee compensation and benefits            262               262
      Self-insurance reserves                       574               673
      Net operating loss carryforwards           13,096            14,315
      AMT credit carryforwards                      299               737
      Capital leases                                  5               104
      Other, net                                   (177)              185
       Net noncurrent deferred tax
        assets                                   15,461            17,131

      Total net deferred assets                  15,473            17,175
      Valuation allowance                       (15,473)          (17,175)

     Net deferred tax assets                   $    -            $    -


     Income taxes, continued:

     Due to the uncertainty of realizing the future tax benefits, a full valuation allowance was deemed necessary to entirely offset the net deferred tax assets as of January 2, 1999 and January 3, 1998. If the Company's current trend toward profitability continues, then deferred tax assets of up to approximately $15.5 million could be recognized. At January 2, 1999 and January 3, 1998, the Company had the following operating loss and tax credit carryforwards available for tax purposes:


                                                                Expiration
                                                Amount             Dates

     Federal regular tax net
      operating loss carryforwards              $37,417           2002-2010
     Federal AMT credit carryforwards
      against regular tax                       $   299          indefinite

     The net operating loss carryforwards are subject to utilization limitations due to ownership changes. The net operating loss carryforwards may be utilized to offset future taxable income as follows: $3,251 in each of years 1999 through 2009 and $1,656 in 2010. Loss carryforwards not utilized in any year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions.

     In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit in the statement of operations. The Company recorded $1,699 and $1,589 of such reductions in 1998 and 1997, respectively.

8.   Incentive Compensation Plans:

     The Company has bonus arrangements for store management and other key management personnel. During 1998, 1997, and 1996, approximately $1,480 $981, and $2,273 respectively, were charged to costs and expenses for such bonuses.

     In December 1996, the Board of Directors of the Company, pursuant to the Plan, adopted the Homeland Holding Corporation 1996 Stock Option Plan (the "Stock Option Plan"). In 1997, the Company established the 1997 Non-Employee Directors Stock Option Plan (the "Directors Stock Option Plan"). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for these



     Incentive Compensation Plan, continued:

     plans. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of expense on plans similar to the Company's. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1998, 1997 and 1996 are presented below.

     The Stock Option Plan and the Directors Stock Option Plan, to be administered by the Board of Directors (the "Board"), or a committee of the Board (the "Committee"), provides for the granting of options to purchase up to an aggregate of 432,222 and 200,000 shares of New Common Stock, respectively. Options granted under the plans must be "non-qualified options." The option price of each option is determined by the Board or the Committee and it must be not less than the fair market value at the date of grant. Unless the Board or the Committee otherwise determines, options must become exercisable ratably over a five-year period or immediately in the event of a "change of control" as defined in each of the plans. Each option must be evidenced by a written agreement and must expire and terminate on the earliest of: (a) ten years from the date the option is granted; (b) termination for cause; or (c) three months after termination for other than cause.

     Options granted under the Company's stock option plans have exercise prices ranging from $3.50 to $7.63 per share and have a weighted average contractual life of 9.2 years. A summary of the status of the Company's outstanding stock options as of January 2, 1999, January 3, 1998 and December 28, 1996, and changes during the years ended on those dates is as follows:


                             1998                1997                1996
                              Wgtd. Avg.          Wgtd. Avg.          Wgtd. Avg.
                     Shares  Exer. Price  Shares Exer. Price  Shares Exer. Price
     Outstanding at
      beginning of
      year           198,500   $7.45      197,500   $8.00        -      $  -

     Granted         319,000    6.05      136,000    7.20     197,500    8.00
     Exercised        13,200    6.50         -        -          -         -
     Forfeited        75,300    7.80      135,000    8.00        -         -

     Outstanding at
      end of year    429,000    6.39      198,500    7.45     197,500    8.00

     Options
      exercisable
      at year end     84,000    7.30      138,500    7.42     197,500    8.00



     Incentive Compensation Plan, continued:

     The weighted average fair value of options granted during 1998, 1997 and 1996 was $2.83, $3.53 and $4.02, respectively. No compensation was charged against income in 1998, 1997 and 1996.

     The fair value of the options granted was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used:


                                             1998       1997       1996

       Expected dividend yield                 0%         0%         0%

       Expected stock price volatility        37%        39%        30%

       Weighted average risk-free
        interest rate                        5.3%       6.4%       6.4%

       Weighted average expected
        life of options                    6 years    6 years    8 years


     Had compensation cost of the Company's option plans been determined using the fair value at the grant date of awards consistent with the method of SFAS 123, the Company's net loss and net loss per common share for the Successor Company would have been reduced to the pro forma amounts indicated in the table below:


                                                Successor Company
                                                                 20 weeks
                                                                   Ended
                                                                December 28,
                                        1998          1997         1996

     Net loss - as reported           $(10,591)     $(10,644)     $(3,120)
     Net loss - pro forma             $(10,722)     $(10,856)     $(3,914)

     Basic EPS - as reported            $(2.18)       $(2.23)      $(0.66)
     Basic EPS - pro forma              $(2.21)       $(2.27)      $(0.82)

     Diluted EPS - as reported          $(2.18)       $(2.23)      $(0.66)
     Diluted EPS - pro forma            $(2.21)       $(2.29)      $(0.82)


8.   Incentive Compensation Plans, continued:

     All options and warrants outstanding at January 2, 1999, January 3, 1998 and December 28, 1996, were not included in the computation of diluted earnings per share because the effect would be antidilutive to applicable periods.

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

9.   Retirement Plans:

     Effective January 1, 1988, the Company adopted a non-contributory, defined benefit retirement plan for all executive and administrative personnel. Benefits are based on length of service and career average pay with the Company. The Company's funding policy is to contribute an amount equal to or greater than the minimum funding requirement of the Employee Retirement Income Security Act of 1974, but not in excess of the maximum deductible limit. Plan assets were invested in mutual funds during 1998, 1997 and 1996.


     Information regarding the plan follows:


                                             1998       1997

     Change in benefit obligation:
      Benefit obligation at beginning
       of year                            $ 9,911    $ 7,694
      Service Cost                            514        449
      Interest Cost                           725        630
      Actuarial loss                          513      1,344
      Benefits paid                          (231)      (206)
      Benefit obligation at end
       of year                            $11,432    $ 9,911

     Change in plan assets:
      Fair value of plan assets at
       beginning of year                  $ 9,673    $ 8,436
      Actual return on plan assets          1,075      1,418
      Employer contributions                  175         24
      Benefits paid                          (231)      (205)
      Fair value of plan assets at        $10,692    $ 9,673
       end of year

     Reconciliation of funded status:
      Funded status                       $  (739)   $  (238)
      Unrecognized net actuarial loss       1,793      1,533
      Unrecognized prior service loss         (62)       (73)
      Prepaid benefit cost                $   992    $ 1,222

     Weighted-average assumptions as of
     end of year:
      Discount rate                          6.75%      7.00%
      Expected return on plan assets         9.00%      9.00%
      Rate of compensation increase
        Before age 35                        5.50%      5.50%
        Ages 35 - 49                         4.50%      4.50%
        After age 49                         3.50%      3.50%

     Components of net periodic pension
     cost:                                   1998       1997      1996
      Service Cost                         $  514     $  449     $  503
      Interest Cost                           725        630        574
      Expected return on plan assets         (868)      (748)      (651)
      Amortization of prior service cost      (11)       (11)        (1)
      Recognized net actuarial cost            46          7         89
      Net periodic pension cost            $  406     $  327     $  504



     The Company also contributes to various union-sponsored, multi-employer defined benefit plans in accordance with collective bargaining agreements. The Company could, under certain circumstances, be liable for the Company's unfunded vested benefits or other costs of these multi-employer plans. The allocation to participating employers of the actuarial present value of vested and nonvested accumulated benefits in multi-employer plans as well as net assets available for benefits is not available and, accordingly, is not presented. The costs of these plans for 1998, 1997, and 1996 were $1,235, $1,188, and $1,412, respectively.

     Effective January 1, 1988, the Company adopted a defined contribution plan covering substantially all non-union employees of the Company. Participants may contribute from 1% to 12% of their pre-tax compensation. The plan allows for a discretionary Company matching contribution formula based on the Company's operating results. The Company did not make any contributions to this plan in 1998, 1997 or 1996.

10.  Leases:

     The Company leases 56 of its retail store locations under noncancellable agreements, which expire at various times between 1999 and 2013. These leases, which include both capital leases and operating leases, generally are subject to six five-year renewal options. Most leases also require the payment of taxes, insurance and maintenance costs and many of the leases covering retail store properties provide for additional contingent rentals based on sales in excess of certain stipulated amounts.

     Leased assets under capital leases consists of the following:


                                              January 2,      January 3,
                                                1999            1998

     Buildings                               $  2,706         $  2,706
     Equipment                                  3,174            2,731
     Beneficial interest in capital leases      3,173            3,173
                                                9,053            8,610
     Accumulated amortization                   3,204            1,984

     Net leased assets                       $  5,849         $  6,626


10.  Leases, continued:

     Future minimum lease payments under capital leases and noncancellable operating leases as of January 2, 1999, are as follows:


                                                  Capital        Operating
     Fiscal Year                                  Leases          Leases

     1999                                           1,503           6,452
     2000                                             653           5,990
     2001                                             276           4,957
     2002                                             182           3,814
     2003                                             182           3,333
     Thereafter                                     1,288          19,349
     Total minimum obligations                      4,084        $ 43,895

     Less estimated interest                        1,149
     Present value of net minimum
      obligations                                   2,935
     Less current portion                           1,235
      Long-term obligations under
       capital leases                             $ 1,700

     Rent expenses for 1998, 1997 and 1996 are as follows:


                                          1998          1997          1996

     Minimum rents                     $ 6,680        $ 6,067       $ 6,039
     Contingent rents                      115            105           105

                                       $ 6,795        $ 6,172       $ 6,144


11.  Commitments and Contingencies:

     In 1995, the Company and AWG entered into a seven-year supply agreement (the "Supply Agreement"), whereby the Company became a retail member of the AWG cooperative and AWG became the Company's primary supplier (see
     Note 4 - Concentrations of credit and business risk). The terms of the Supply Agreement allow the Company to purchase products at the lowest prices and best terms available to AWG members and also entitle the Company to participate in its store cost savings programs and receive member rebates and refunds on purchases. In addition, the Supply Agreement includes certain Volume Protection Rights, as defined therein.

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



                                 EXHIBIT INDEX


     Exhibit No.         Description

        2a Disclosure Statement for Joint Plan of Reorganization of Homeland Stores, Inc. ("Homeland") and Homeland Holding Corporation ("Holding") dated as of May 13, 1996. (Incorporated by reference to Exhibit 2a to Form 8-K dated May 31, 1996.)

        2b First Amended Joint Plan of Reorganization, as modified, of Homeland and Homeland Stores, Inc. ("Homeland"), dated July 19, 1996. (Incorporated by reference to Exhibit 2b to Form 10-Q for the quarterly period ended June 15, 1996.)

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


                                    E-2


    Exhibit No.          Description

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


                                    E-3



     Exhibit No.         Description

        10n.1 * First Amendmant to the Loan Agreement dated as of November 24, 1997, among IBJ Schroder Bank & Trust Company, Heller Financial, Inc., National Bank of Canada, Homeland and Holding.

        10o* Subsidiaries. (Incorporated by reference to Exhibit 22 to Form S-1 Registration Statement, Registration No. 33-22829.) Amended

        10p 1 Employee Stock Bonus Plan for union employees effective as of August 2, 1996. (Incorporated by reference to Exhibit 10s to Form 10-K for the fiscal year ended December 28, 1996.)

        10q 1 Management Stock Option Plan effective as of December 11, 1996. (Incorporated by reference to
                         Exhibit 10t to Form 10-K for the fiscal year ended December 28, 1996.)

        10r*             Form 11-K Employee Stock Bonus Plan.

        27 *             Financial Data Schedule.



                                    E-4