Form 10-K/A
period 1999-01-02
HOMELAND HOLDING CORP
filed 1999-04-08
CIK 835582

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



                        HOMELAND HOLDING CORPORATION


                                FORM 10-K
                 FOR THE FISCAL YEAR ENDED JANUARY 2, 1999


                            TABLE OF CONTENTS

                                                                     Page

PART I

ITEM 1.   BUSINESS...................................................  1

          General....................................................  1
          Background.................................................  1
          AWG Transaction............................................  1
          Restructuring..............................................  2
          Business Strategy..........................................  3
          Homeland Supermarkets......................................  4
          Merchandising Strategy and Pricing.........................  6

          Customer Services..........................................  6

          Advertising and Promotion..................................  6
          Products...................................................  7
          Supply Arrangements........................................  7
          Employees and Labor Relations..............................  8
          Computer and Management Information Systems................  9
          Competition................................................  10
          Trademarks and Service Marks...............................  10
          Regulatory Matters.........................................  10

ITEM 2.   PROPERTIES.................................................  11

ITEM 3.   LEGAL PROCEEDINGS..........................................  11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS........................................  11


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDERS MATTERS...........................  12

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.......................  12




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


          On the Effective Date, the Company entered into a loan agreement
(the "Old Loan Agreement") with National Bank of Canada ("NBC"), as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Schroder Bank and Trust Company, under which the lenders provided a working capital and letter of credit facility and a term loan. On December 17, 1998, the Company executed a New Loan Agreement in exchange for the Old Loan Agreement in order to extend the maturity date, to provide additional borrowing capacity for acquisitions, lower interest rates, and other technical changes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for a description of the New Loan Agreement. Consistent with the Old Loan Agreement, as amended, the
New Loan Agreement permits the Company to borrow, under the working capital and letter of credit facility, up to the lesser of: (a) $32.0 million and (b) the applicable borrowing base. Funds borrowed under such facility are available for general corporate purposes of the Company. The Old Loan Agreement also provided the Company a $10.0 million term loan, which was used to fund certain obligations of the Company under the Plan of Reorganization, including an employee buyout offer and a health and welfare plan required by the modified collective bargaining agreements, professional fees and "cure amounts" relating to executory contracts, secured financing and unexpired leases.


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


          The Company is anticipating growth in home meal replacement business through the development of hot and chilled meal solutions for lunch and dinner. Capital investment is being made to support the growth of these products and menus are being developed to match the quick meal and convenience needs of its customers.


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

Homeland Supermarkets


          The Company's current network of stores features three basic store formats. Homeland's conventional stores are primarily in the 25,000 total square feet range and carry the traditional mix of grocery, meat, produce and general merchandise products. These stores contain more than 20,000 stock keeping units, including food and general merchandise. Sales volumes of conventional stores range from $60,000 to $125,000 per week. Homeland's superstores are in the 35,000 total square feet range and offer, in addition to the traditional departments, two or more specialty departments. Sales volumes of superstores range from $90,000 to $265,000 per week. Homeland's combo store format includes stores of approximately 45,000 total square feet and larger and was designed to enable the Company to expand shelf space devoted to general merchandise. Sales volumes of combo stores range from $150,000 to $280,000 per week. The Company's new stores and certain remodeled locations have incorporated Homeland's new, larger superstore and combo formats.


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

Advertising and Promotion


          All advertising and promotion decisions are made by the Company's corporate merchandising and advertising staff. The Company's advertising strategy is designed to enhance its value-oriented merchandising concept and emphasize its reputation for variety and quality. Accordingly, the Company is focused on presenting itself as a competitively-priced, promotions-oriented operator that offers value to its customers and an extensive selection of high quality merchandise in clean, attractive stores. This strategy allows the Company to accomplish its marketing goals of attracting new customers and building loyalty with existing customers. In addition, signage in the stores calls attention to various in-store specials and thereby creating a friendlier and more stimulating shopping experience.


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


          The Company's business has been adversely affected in recent years by the entry of new competition into the Company's key markets, which has resulted in a decline in the Company's comparable store sales in 1997 and 1998. In 1997, there were 8 competitive openings in the Company's market areas including 3 new Wal-Mart's and 2 new Albertson's. In 1998, there were 7 additional competitive openings, including 4 new Wal-Mart's and 3 new independent stores. Based on information publicly available, the Company expects that, during 1999, Albertson's will open 3 new stores, Wal-Mart will open 4 new stores, regional chains will open 2 stores and independents will open 3 additional stores in the Company's markets.


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

                                  PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDERS MATTERS


          The Common Stock of Holding commenced public trading on the Nasdaq National Market System ("Nasdaq/NMS") on April 14, 1997. High and low sales prices of the Common Stock as reported by Nasdaq/NMS for each fiscal quarter of 1997 and 1998 are listed below:


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


          No cash dividends were declared or paid since the Effective Date. Holding is restricted from paying dividends by the New Loan Agreement and Indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


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


                                (In thousands, except per share amounts)

                                                  Successor Company                      Predecessor Company

                                               52 weeks       53 weeks      20 weeks       32 weeks      52 weeks        52 weeks
                                                 ended          ended         ended          ended         ended           ended
                                                1/2/99         1/3/98       12/28/96        8/10/96      12/30/95        12/31/94



Summary of Operating Data:

 Sales, net                                   $ 529,576      $  527,993    $ 204,026      $ 323,747     $ 630,275       $ 785,121

 Cost of sales                                  402,261         401,691      154,099        244,423       479,119         588,405

 Gross profit                                   127,315         126,302       49,927         79,324       151,156         196,716

 Selling and administrative expense             114,335         112,590       43,995         73,183       144,052         193,643

 Operational restructuring costs (1)               -               -            -              -           12,639          23,205

 Amortization of excess reorganization
  value (2)                                      13,672          14,527        5,819           -             -               -

 Operating profit (loss)                           (692)           (815)         113          6,141        (5,535)        (20,132)

 Gain(loss) on disposal of assets                    34            (117)         (90)           114        (8,349)           -

 Interest income                                    426             385           56             69           416            -

 Interest expense                                (8,484)         (8,408)      (3,199)        (5,639)      (15,992)        (18,067)

 Income (loss) before reorganization
  items, income taxes and
  extraordinary items                            (8,716)         (8,955)      (3,120)           685       (29,460)        (38,199)

 Reorganization items (3)                          -               -            -           (25,996)         -               -

 Income tax provision                            (1,875)         (1,689)        -              -             -             (2,446)

 Loss before extraordinary items                (10,591)        (10,644)      (3,120)       (25,311)      (29,460)        (40,645)

 Extraordinary items (4)(5)                        -               -            -            63,118        (2,330)           -

 Net income (loss)                              (10,591)        (10,644)      (3,120)        37,807       (31,790)        (40,645)

 Reduction in redemption value -
  redeemable common stock                          -               -            -              -              940           7,284

 Net income (loss) available to common
  stockholders                                $ (10,591)      $ (10,644)   $  (3,120)     $  37,807     $ (30,850)      $ (33,361)

 Basic and diluted net income (loss) per
  common share (6)                            $   (2.18)      $   (2.23)   $   (0.66)     $    1.16     $   (0.93)      $   (0.96)


Consolidated Balance Sheet Data:                1/2/99          1/3/98      12/28/96        8/10/96      12/30/95        12/31/94

 Total assets                                 $ 159,204       $ 166,041    $ 168,486      $ 129,679     $ 137,582       $ 239,134

 Long-term obligations, including current
  portion of long-term debt obligations       $  89,979       $  86,002    $  80,568      $ 124,411     $ 124,242       $ 176,731

 Redeemable common stock                      $    -          $    -       $    -         $      17     $      17       $   1,235

 Stockholders' equity (deficit)               $  31,868       $  42,324    $  52,941      $ (38,057)    $ (28,106)      $   4,071





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


               The table below sets forth selected items from the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                                        Fiscal Year

                                                1998        1997       1996


Sales, net..................................  100.00%     100.00%      100.00%
Cost of sales...............................   75.96       76.08        75.51
 Gross profit...............................   24.04       23.92        24.49

Selling and administrative..................   21.59       21.32        22.20
Amortization of excess
 reorganization  value......................    2.58        2.75         1.10
Operating profit (loss).....................   (0.13)      (0.15)        1.19
Gain(loss) on disposal of assets............    0.01       (0.02)         -
Interest income.............................    0.08        0.07         0.02
Interest expense............................   (1.60)      (1.59)       (1.67)

Loss before reorganization
 items, income taxes and
 extraordinary items........................   (1.64)      (1.69)       (0.46)
Reorganization items........................     -           -          (4.93)
Loss before income
 taxes and extraordinary items..............   (1.64)      (1.69)       (5.39)
Income tax provision........................   (0.36)      (0.32)         -
Loss before
 extraordinary items........................   (2.00)      (2.01)       (5.39)

Extraordinary items.........................     -           -          11.96

Net income (loss)...........................   (2.00)%     (2.01)%       6.57%




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


          Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on comparable store sales and net sales. In response to this highly competitive environment, the Company intends to build on its strengths which consist of: (a) high quality perishable departments; (b) market position and competitive pricing; (c) customer service; (d) excellent locations; and
(e) the "Homeland Savings Card," a customer loyalty card program. The Company is upgrading its stores by focusing its capital expenditures on projects that will improve the overall appeal of its stores to targeted customers and is using its merchandising strategy is to emphasize a competitive pricing structure, as well as leadership in quality products and services, selection and convenient store locations. Additionally, the in-store merchandising strategy combine a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products eac week. The Company's main vehicle of value delivery is its Homeland Savings Card which allows customers with the card, the opportunity to purchase over 2,000 items at a reduced cost each week. Finally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets.


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

          The amortization of the excess reorganization value amounted to $13.7 million in 1998. The excess reorganization value is being amortized over three years, on a straight line basis. The excess reorganization value will be fully amortized by the third quarter of 1999 and the elimination of such amortization should increase net income commencing in the fourth quarter of 1999.


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

Liquidity and Capital Resources


          Debt. The primary sources of liquidity for the Company's operations have been borrowings under credit facilities and internally generated funds.
On the Effective Date, pursuant to the Plan of Reorganization, the Company entered into the Old Loan Agreement with NBC, as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Schroder Bank and Trust Company (subsequently assigned its position to IBJ Schroder Business Credit Corporation), under which those lenders provided a working capital and letter of credit facility and a term loan. The Old Loan Agreement, as amended, permitted the Company to borrow, under the working capital and letter of credit facility, up to the lesser of (a) $32.0 million or (b) the applicable borrowing base. Funds borrowed under such facility are available for general corporate purposes of the Company.



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


          On December 17, 1998, the Company executed a New Loan Agreement in exchange for the Old Loan Agreement in order to extend the maturity to August 2, 2002, to provide additional term loan borrowing capacity of $10.0 million for acquisitions ("Acquisition Term Loan"), to reduce interest rates, and to incorporate other technical changes. As of January 2, 1999, there were no borrowings outstanding under the Acquisition Term Loan facility. As of March 24, 1999, the original Term Loan has an outstanding balance of $7.5 million, and the Company is required to make quarterly principal paydowns of approximately $0.4 million.


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


          The New Loan Agreement includes certain customary restrictions on acquisitions, asset dispositions, capital expenditures, consolidations and mergers, distributions, divestitures, indebtedness, liens and security interests and transactions with affiliates and payment of dividends. The New Loan Agreement also requires the Company to comply with certain financial and other covenants.


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

As a multiple of interest
 expense, net of interest
 income                           2.84x            2.77x            2.22x


          Net cash provided by operating activities decreased $1.9 million, from $12.4 million in 1997 to $10.5 million in 1998. The decrease principally reflects a reduction in other current liabilities in 1998 which is primarily attributable to reductions in other accrued expenses during 1998.


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


          A significant portion of the Company's systems were found to be Year 2000 compliant without any remediation or replacement efforts. The area of most concern for management has been the point of sale ("POS") computers used in the operation of the stores. Internal tests conducted by Homeland generally reflect that its POS software is already Year 2000 compliant, however, the Company was unable to obtain reasonable assurance and support from the software provider to corroborate the conclusions of its POS testing of the current software. As a result, the Company has elected to upgrade its POS software to the Year 2000 version which the vendor states is compliant. The incremental cost is approximately $0.4 million and will be installed during the second quarter of 1999. Additionally, the Company will further test the software upon full installation. The Company is also replacing older power management systems which operate various systems in the stores. The new systems are currently being installed and it is anticipated that the conversion will be completed by the end of the third quarter of 1999. the estimated capital investment is $1.3 million.


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


          Laurie M. Shahon became a director of the Company on August 2, 1996. Ms. Shahon has been President of Wilton Capital Group, a private direct investment firm since January 1994. Ms. Shahon previously served as Vice Chairman and Chief Operating Officer of Color Tile, Inc. in 1989. From 1988 to 1993, she served as Managing Director of 21 International Holdings, Inc., a private holding company. From 1980 to 1988, she was Vice President of Salomon Brothers Inc, where she was founder and head of the retailing and consumer products group. Ms. Shahon is a director of One Price Clothing Stores, Inc. and Ames Department Stores, Inc.


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


          David N. Weinstein became a director of the Company on August 2, 1996. He is a Managing Director of the High Yield Capital Markets group at BancBoston Securities, Inc. From 1993 to March 1996, he served as a Managing Director in the High Yield Capital Markets Group at Chase Securities, Inc. Mr. Weinstein is also a director of Ithaca Industries, Inc.



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


Employment Agreements


          On February 17, 1998, the Company entered into an employment agreement with David B. Clark, the Company's President and Chief Executive Officer, for an indefinite period. The agreement provides a base annual salary of $250,000 subject to increase from time to time at the discretion of the Board of Directors. Mr. Clark is also entitled to participate in the Company's incentive plan with a target annual bonus of 75% of his base annual salary. The agreement also provides for (a) relocation expenses of up to $45,000 as it relates to the sale and relocation of his residence, such amounts to be grossed up for any applicable income taxes; (b) a company car; (c) a temporary residence in Oklahoma City up to six months; (d) reimbursement of travel expenses up to two round trips per month; and (e) a loan of $125,000. Under the agreement, Mr. Clark is entitled to participate in the Company's employee benefit plans and programs generally available to employees and senior executives, if any. At the commencement of Mr. Clark's employment, he was granted options to purchase 100,000 shares of Common Stock of Holding at an exercise price of $5.50 per share and on June 1, 1998, Mr. Clark was granted additional options to purchase 30,000 shares of Common Stock of Holding at an exercise price of $8.00 which was equal to the fair market value of the Common Stock as of such date. This option agreement terminated on December
8, 1998, and was replaced by an Amended & Restated Stock Option Agreement dated December 8, 1998, granting options to purchase 30,000 shares of Common Stock of Holding at an exercise price of $3.625 per share. If the Company terminates Mr. Clark's employment for any reason other than cause or disability or his employment is terminated by Mr. Clark after February 16, 1999, following a change of control or certain trigger events (each as defined), Mr. Clark will be paid (a) his annual base salary, (b) a pro rata amount of incentive compensation for the portion of the incentive year that precedes the date of termination, and (c) continuation of welfare benefit arrangements for a period of one year after the date of termination. Mr. Clark's loan of $125,000 from the Company shall be deemed to be cancelled with all accrued interest if he remains in continuous employment until February 16, 2001 or upon his termination of employment on or after February 16, 1999, following a change in control or trigger event.



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


          On September 14, 1998, the Company entered into an employment agreement with John C. Rocker, the Company's Vice President of Operations. The agreement provides for a base salary of $125,000, subject to increase from time to time at the discretion of the Board of Directors. Mr. Rocker is also entitled to participate in the Company's incentive plan with a target annual bonus of 50% of his annual salary. Any bonus payable for the 1998 fiscal year will be prorated for the partial 1998 year. The agreement also provides for
(a) signing bonus of $25,333; (b) relocation expenses of up to $40,000 as it relates to the direct moving expenses related to his relocation to the Oklahoma City area, such amounts to be grossed up for any applicable income taxes; and (c) a company car or a car allowance. At the commensement of Mr. Rocker's employment, he was granted options to purchase 25,000 shares of Common Stock of Holding at an exercise price of $4.75 per share. If the Company terminates Mr. Rocker's employment for any reason prior to December
31, 1999, for any reason other than cause or disability, Mr. Rocker will be paid (i) his base salary for one year and (ii) a lump sum payment of an amount equal to the product of (A) Mr. Rocker's target bonus under the Company's incentive bonus plan for the year in which employment terminates and (B) a fraction, the numerator of which is the number of days during such year prior to and including the date of termination of employment and the denominator of which is 365.



          On December 8, 1998, the Company entered into a letter agreement regarding severance arrangements with Deborah A. Brown, the Company's Vice President - Accounting, Corporate Controller, Treasurer and Assistant Secretary. The agreement provides that in the event her employment is terminated prior to December 31, 1999, for any reason other than cause or disability, the Company will contine to pay her base salary for a period of one year plus a pro rata target amount of the incentive compensation for the portion of the incentive year that precedes the date of termination. The pro rata incentive compensation is payable only in the event that the results of the Company are such that the criteria for paying bonus has been achieved pursuant to the Management Incentive Plan. Ms. Brown was also granted options on June 22, 1998, to purchase 13,000 shares of Common Stock of Holding at an exercise price of $6.125 per share which was equal to the fair value of the Common Stock as of such date.



          On December 8, 1998, the Company entered into a letter agreement regarding severance arrangements with Prentess E. Alletag, Jr., the Company's Vice President of Human Resources. The agreement provides that in the event his employment is terminated prior to December 31, 1999, for any reason other than cause or disability. the Company will continue to pay his base salary for a period of one year plus a pro rata target amount of the incentive compensation for the portion of the incentive that precedes the date of termination. The pro rata incentive compensation is payable only in the event that the results of the Company are such that the criteria for paying bonus has been achieved pursuant to the Management Incentive Plan. Mr. Alletag was also granted options on May 13, 1998, to purchase 9,000 shares of Common Stock of Holding at an exercise price of $7.625 per share which was equal to the fair market value of the Common Stock as of such date.



          On December 8, 1998, the Company entered into a letter agreement regarding severance arrangements with Steven N. Mason, the Company's Vice President of Marketing. The agreement provides that in the event his employment is terminated prior to December 31, 1999, for any reason other than cause or disability, the Company will continue to pay his base salary for a period of one year plus a pro rata target amount of the incentive compensation for the portion of the incentive year that precedes the date of termination. The pro rata incentive compensation is payable only in the event that the results of the Company are such that the criteria for paying bonus has been achieved pursuant to the Management Incentive Plan. Mr. Mason was also granted options on May 13, 1998, to purchase 13,000 shares of Common Stock of Holding at an exercise price of $7.625 per share which was equal to the fair market value of the Common Stock as of such date.


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


Management Incentive Plan


          Homeland maintains a Management Incentive Plan to provide incentive bonuses for members of its management and key employees. During 1998, bonuses were determined according to a formula based on both corporate, store and individual performance and accomplishments or other achievements and are paid only if minimum performance and/or accomplishment targets are reached. At minimum performance level, the bonus payout ranges from 25% to 50% of salaries for officers (as set forth in the plan), including the Chief Executive Officer. Maximum bonus payouts range from 100% to 200% of salary for officers and up to 150% of salary for the Chief Executive Officer. Performance levels must significantly exceed target levels before the maximum bonuses will be paid. Under limited circumstances, individual bonus amounts can exceed these levels if approved by the Compensation Committee of the Board. Incentive bonuses paid to managers and supervisors vary according to their reporting and responsibility levels. The plan is administered by a committee consisting, unless otherwise determined by the Board of Directors, of members of the Board who are ineligible to participate in the plan. Incentive bonuses earned for Named Executive Officers under the plan for performance during fiscal year 1998 are included in the Summary Compensation Table.


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


          Under the retirement plan, estimated annual benefits payable to the Named Executive Officers of the Company upon retirement at age 65, assuming no changes in covered compensation or the social security wage base, would be as follows: David B. Clark, $53,002; Steven M. Mason, $88,392; and Prentess
E. Alletag, Jr., $38,793.


Management Stock Option Plan


          In December 1996, pursuant to the Plan of Reorganization, the Board of Directors adopted the Homeland Holding Corporation 1996 Stock Option Plan (the "Stock Option Plan"). The Stock Option Plan, which is administered by the Compensation Committee, provides for the granting of options to purchase up to an aggregate of up to 432,222 shares of Common Stock. Options granted under the Stock Option Plan are "non-qualified options." The option price of each option must not be less than the fair market value as determined by the Board or the Committee. Unless the Board or the Committee otherwise determines, options shall become exercisable ratably over a five-year period or immediately in the event of a "change of control" as defined in the Stock Option Plan. Each option must be evidenced by a written agreement and must expire and terminate on the earliest of (a) ten years from the date the option is granted
(b) termination for cause and (c) three months after termination for other than cause.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


          Under the Company's Plan of Reorganization, each holder of a general unsecured claim against the Company, including $40.1 million of general unsecured claims in respect of the Old Notes, will receive its ratable share of 4,450,000 shares of Common Stock, based on the amount of such holder's claim relative to all general unsecured claims. As of March 24, 1998, the final amount of the general unsecured claims has not been determined.



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



        Signature                      Title                         Date

    /s/  John A. Shields       Chairman of the Board            April 2, 1999
John A. Shields


   /s/   David B. Clark        President, Chief Executive       April 2, 1999
David B. Clark                 Officer and Director
                               (Principal Executive Officer)


   /s/   Wayne S. Peterson     Senior Vice President/           April 2, 1999
Wayne S. Peterson              Finance, C.F.O. and Secretary
                               (Principal Financial Officer)


   /s/   Deborah A. Brown      Vice President, Controller,      April 2, 1999
Deborah A. Brown               Treasurer and Asst. Secretary
                               (Principal Accounting Officer)


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


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

             (In thousands, except share and per share amounts)



                                                          Successor Company                Predecessor
                                                                                             Company

                                              52 weeks         53 weeks       20 weeks       32 weeks
                                               ended             ended          ended         ended
                                             January 2,       January 3,     December 28,   August 10,
                                                1999             1998           1996           1996

Sales, net                                   $ 529,576        $ 527,993      $ 204,026      $ 323,747

Cost of sales                                  402,261          401,691        154,099        244,423

 Gross profit                                  127,315          126,302         49,927         79,324

Selling and administrative expenses            114,335          112,590         43,995         73,183
Amortization of excess reorganization value     13,672           14,527          5,819           -

 Operating profit (loss)                          (692)            (815)           113          6,141

Gain(loss) on disposal of assets                    34             (117)           (90)           114
Interest income                                    426              385             56             69
Interest expense                                (8,484)          (8,408)        (3,199)        (5,639)

Income (loss) before reorganization items,
 income taxes and extraordinary items           (8,716)          (8,955)        (3,120)           685

Reorganization items:
 Allowed claims in excess of liabilities          -                -              -             7,200
 Professional fees                                -                -              -             4,250
 Employee buyout expense                          -                -              -             6,386
 Adjustments of accounts to estimated
  fair value                                      -                -              -             8,160
                                                  -                -              -            25,996

Income tax provision                            (1,875)          (1,689)          -              -
 Loss before extraordinary items               (10,591)         (10,644)        (3,120)       (25,311)

Extraordinary item - debt discharge              -                -              -            63,118

Net income (loss)                            $ (10,591)       $ (10,644)     $  (3,120)     $  37,807

Basic and diluted earnings per share:
 Loss before extraordinary items per
  common share                               $   (2.18)       $   (2.23)     $   (0.66)     $   (0.78)
 Extraordinary items per common share               -                -              -            1.94
 Net income (loss) per common share          $   (2.18)       $   (2.23)     $   (0.66)     $    1.16
Weighted average shares outstanding           4,857,130        4,782,938      4,758,025     32,599,707





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


     Other assets and deferred charges - Other assets and deferred charges consist primarily of patronage refund certificates issued by AWG as part of its year-end distribution of income from AWG's cooperative operations and beneficial interests in operating leases amortized on a straight-line basis over the remaining terms of the leases, including all available renewal option periods. The AWG patronage refund certificates bear annual interest of 6% and are redeemable for cash seven years from the date of issuance. The carrying value of certificates, including those earned not yet received, at 1998 and 1997 was $9,119, and $6,669, respectively.


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

     Options granted under the Company's stock option plans have exercise prices ranging from $3.50 to $7.63 per share and have a weighted average contractual life of 9.2 years. A summary of the status of the Company's outstanding stock options as of January 2, 1999, January 3, 1998 and December 28, 1996, and changes during the years ended on those dates is as follows:


                             1998                1997                1996
                              Wgtd. Avg.          Wgtd. Avg.          Wgtd. Avg.
                     Shares  Exer. Price  Shares Exer. Price  Shares Exer. Price
     Outstanding at
      beginning of
      year           198,500   $7.45      197,500   $8.00        -      $  -

     Granted         319,000    6.05      136,000    7.20     197,500    8.00
     Exercised        13,200    6.50         -        -          -         -
     Forfeited        75,300    7.80      135,000    8.00        -         -

     Outstanding at
      end of year    429,000    6.39      198,500    7.45     197,500    8.00

     Options
      exercisable as
      of year end     84,000    7.30      138,500    7.42     197,500    8.00



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

       Weighted average expected
        life of options                    6 years    6 years    8 years


     Had compensation cost of the Company's option plans been determined using the fair value at the grant date of awards consistent with the method of SFAS 123, the Company's net loss and net loss per common share for the Successor Company would have been reduced to the pro forma amounts indicated in the table below:


                                                Successor Company
                                                                 20 weeks
                                                                   Ended
                                                                December 28,
                                        1998          1997         1996


     Net loss - as reported           $(10,591)     $(10,644)     $(3,120)
     Net loss - pro forma             $(10,722)     $(10,846)     $(3,914)

     Basic EPS - as reported            $(2.18)       $(2.23)      $(0.66)
     Basic EPS - pro forma              $(2.21)       $(2.27)      $(0.82)

     Diluted EPS - as reported          $(2.18)       $(2.23)      $(0.66)
     Diluted EPS - pro forma            $(2.21)       $(2.27)      $(0.82)



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


     Information regarding the plan follows:


                                             1998       1997

     Change in benefit obligation:
      Benefit obligation at beginning
       of year                            $ 9,911    $ 7,694
      Service Cost                            514        449
      Interest Cost                           725        630
      Actuarial loss                          513      1,344
      Benefits paid                          (231)      (206)
      Benefit obligation at end
       of year                            $11,432    $ 9,911

     Change in plan assets:
      Fair value of plan assets at
       beginning of year                  $ 9,673    $ 8,436
      Actual return on plan assets          1,075      1,418
      Employer contributions                  175         24
      Benefits paid                          (231)      (205)
      Fair value of plan assets at        $10,692    $ 9,673
       end of year

     Reconciliation of funded status:
      Funded status                       $  (739)   $  (238)
      Unrecognized net actuarial loss       1,793      1,533
      Unrecognized prior service loss         (62)       (73)
      Prepaid benefit cost                $   992    $ 1,222

     Weighted-average assumptions as of
     end of year:
      Discount rate                          6.75%      7.00%
      Expected return on plan assets         9.00%      9.00%
      Rate of compensation increase
        Before age 35                        5.50%      5.50%
        Ages 35 - 49                         4.50%      4.50%
        After age 49                         3.50%      3.50%


     Components of net periodic pension
     cost:                                   1998       1997      1996
      Service Cost                         $  514     $  449     $  503
      Interest Cost                           725        630        574
      Expected return on plan assets         (868)      (748)      (651)
      Amortization of prior service cost      (11)       (11)       (11)
      Recognized net actuarial cost            46          7         89
      Net periodic pension cost            $  406     $  327     $  504




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

        3a Restated Certificate of Incorporation of Holding, dated August 2, 1996. (Incorporated by reference to Form 10 filed as of November 20, 1996).

        3b By-laws of Holding, as amended and restated on November 14, 1989 and further amended on September 23, 1992. (Incorporated by reference to Exhibit 3b to Form 10-Q for quarterly period ended June 19, 1993.)

        3c Restated Certificate of Incorporation of Homeland, dated August 2, 1996. (Incorporated by reference to Form 10 filed as of November 20, 1996).

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

        10d.3 1          1997 Homeland Management Incentive Plan.

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

        10i.2 1 Second Amendment to Employment Agreement between Homeland and Larry W. Kordisch, dated as of September 19, 1997.

        10j 1 Employment Agreement dated as of February 25, 1998, between Homeland and Steven M. Mason.

        10k 1 Employment Agreement dated as of February 25, 1998, between Homeland and Terry Marczewski.

        10l 1 Employment Agreement dated as of February 17, 1998, between Homeland and David B. Clark.

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

     Exhibit No.         Description

        10n.1 First Amendmant to the Loan Agreement dated as of November 24, 1997, among IBJ Schroder Bank & Trust Company, Heller Financial, Inc., National Bank of Canada, Homeland and Holding.

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


        10r* Loan Agreement dated as of December 17, 1998, among IBJ Schroder Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

        10s*1            1998 Homeland Management Incentive Plan.

        10t*1 Letter agreement regarding severance arrangements dated as of April 28, 1998, between Homeland and Larry W. Kordisch.

        10u*1 Employment agreement dated as of July 6, 1998, between Homeland and Wayne S. Peterson.

        10v*1 Employment agreement dated as of September 14, 1998, between Homeland and John C. Rocker.

        10w*1 Letter agreement regarding severance arrangements dated as of December 8, 1998, between Homeland and Steven M. Mason.

        10x*1 Letter agreement regarding severance arrangements dated as of December 8, 1998, between Homeland and Prentess E. Alletag, Jr.

        10y*1 Letter agreement regarding severance arrangements dated as of December 8, 1998, between Homeland and Deborah A. Brown

        10z*1 Stock Option Agreement dated as of October 21, 1998, between Homeland and Wayne S. Peterson.

        11a*1 Stock Option Agreement dated as of September 14, 1998, between Homeland and John C. Rocker.

        21*              Subsidiaries

        23*              Consent of PricewaterhouseCoopers LLP

        27 *             Financial Data Schedule.