Form 10-Q
period 1999-03-27
HOMELAND HOLDING CORP
filed 1999-05-11
CIK 835582

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

(Mark One)
         Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the quarterly period ended March 27, 1999


                                   OR

         Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
         For the transition period from_________ to _________

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 10, 1999:

             Homeland Holding Corporation Common Stock: 4,908,427 shares







                        HOMELAND HOLDING CORPORATION

                                FORM 10-Q

                 FOR THE TWELVE WEEKS ENDED MARCH 27, 1999


                                 INDEX




                                                                         Page

PART I    FINANCIAL INFORMATION

ITEM 1.   Financial Statements                                            1

          Consolidated Balance Sheets
           March 27, 1999, and January 2, 1999                            1
          Consolidated Statements of Operations
           Twelve Weeks ended March 27, 1999,
            and March 28, 1998                                            3
          Consolidated Statements of Cash Flows
           Twelve Weeks ended March 27, 1999,
            and March 28, 1998                                            4
          Notes to Consolidated Financial Statements                      5

ITEM 2.   Management's Discussion and Analysis of Financial Conditions
           and Results of Operations                                      7

PART II   OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                               15






















                                    i



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

              (In thousands, except share and per share amounts)


                                                    March 27,     January 2,
                                                      1999           1999
Current assets:
 Cash and cash equivalents                        $   4,033      $   7,856
 Receivables, net of allowance for uncollectible
  accounts of $916 and $972                           7,028          9,961
 Inventories                                         46,343         46,280
 Prepaid expenses and other current assets            3,433          2,527

   Total current assets                              60,837         66,624

Property, plant and equipment:
 Land and land improvements                           9,346          9,346
 Buildings                                           21,668         20,216
 Fixtures and equipment                              29,101         28,466
 Leasehold improvements                              18,907         17,488
 Software                                             5,428          5,396
 Leased assets under capital leases                   9,053          9,053
 Construction in progress                               578          3,278

                                                     94,081         93,243

Less, accumulated depreciation
 and amortization                                    23,098         20,832

Net property, plant and equipment                    70,983         72,411

Reorganization value in excess of amounts
 allocable to identifiable assets, less
 accumulated amortization of $36,657 and
 $34,018 at March 27, 1999, and January 2,
 1999, respectively                                   4,783          7,791

Other assets and deferred charges                    12,326         12,378

    Total assets                                  $ 148,929      $ 159,204

                                                                 Continued


                   The accompanying notes are an integral part
                    of these consolidated financial statements.


                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS, Continued

                (In thousands, except share and per share amounts)

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                 March 27,        January 2,
                                                   1999              1999
Current liabilities:
 Accounts payable - trade                       $  17,496        $  20,267
 Salaries and wages                                 1,961            2,827
 Taxes                                              3,078            3,093
 Accrued interest payable                           1,123            2,622
 Other current liabilities                          6,554            8,548
 Current portion of obligations under capital
  leases                                            1,207            1,235
 Current portion of long-term debt                  1,728            1,728


      Total current liabilities                    33,147           40,320

Long-term obligations:
 Long-term debt                                    83,088           83,852
 Obligations under capital leases                   1,466            1,700
 Other noncurrent liabilities                       1,373            1,464

    Total long-term obligations                    85,927           87,016

Stockholders' equity:
 Common stock $0.01 par value, authorized -
  7,500,000 shares, issued 4,908,427 shares
  and 4,904,417 shares at March 27, 1999,
  and January 2, 1999, respectively                    49               49
 Additional paid-in capital                        56,184           56,174
 Accumulated deficit                              (26,378)         (24,355)

Total stockholders' equity                         29,855           31,868

Total liabilities and stockholders' equity      $ 148,929        $ 159,204







                  The accompanying notes are an integral part
                   of these consolidated financial statements.



               HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

            (In thousands, except share and per share amounts)
                              (Unaudited)

                                                 12 weeks         12 weeks
                                                 March 27,        March 28,
                                                   1999             1998

Sales, net                                     $   123,668       $  121,403

Cost of sales                                       94,743           91,922

   Gross profit                                     28,925           29,481

Selling and administrative expenses                 26,067           26,148
Amortization of excess reorganization value          2,639            3,281

   Operating profit                                    219               52

Gain (loss) on disposal of assets                       4               (32)
Interest income                                       129                98
Interest expense                                   (2,000)           (2,049)

Loss before income taxes                           (1,648)           (1,931)

Income tax expense                                   (375)             (479)

Net loss                                           (2,023)           (2,410)

Accumulated deficit at beginning of period        (24,355)          (13,764)

Accumulated deficit at end of period            $ (26,378)        $ (16,174)

Basic and diluted earnings per share:
 Net loss per common share                      $   (0.41)        $   (0.50)

Weighted average shares outstanding             4,906,504         4,822,112









                 The accompanying notes are an integral part
                  of these consolidated financial statements.



               HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS, Continued

            (In thousands, except share and per share amounts)
                              (Unaudited)


                                                     12 weeks       12 weeks
                                                      ended          ended
                                                     March 27,      March 28,
                                                       1999           1998
Cash flows from operating activities:
   Net loss                                         $  (2,023)     $  (2,410)
   Adjustments to reconcile net loss
    to net cash from operating activities:
    Depreciation and amortization                       2,284          2,192
    Amortization of beneficial interest in
     operating leases                                      28             28
    Amortization of excess reorganization value         2,639          3,281
    Amortization of financing costs                        12             17
    Loss (gain) on disposal of assets                      (4)            32
    Deferred income taxes                                 369            479
    Change in assets and liabilities:
     Decrease in receivables                            2,933          3,103
     (Increase) decrease in inventories                   (63)           456
     (Increase) decrease in prepaid expenses
      and other current assets                           (906)           244
     Decrease in other assets and
      deferred charges                                      5             17
     Decrease in accounts payable - trade              (2,771)        (1,110)
     Decrease in salaries and wages                      (866)          (802)
     Decrease in taxes                                    (15)          (591)
     Decrease in accrued interest payable              (1,499)        (1,274)
     Decrease in other current liabilities             (1,994)        (1,567)
     Increase (decrease) in other noncurrent
      liabilities                                         (84)            37

       Total adjustments                                   68          4,542
       Net cash provided by (used in)
        operating activities                           (1,955)         2,132

Cash flows from investing activities:
 Capital expenditures                                    (862)        (1,605)
 Cash received from sale of assets                         10            -

       Net cash used in investing activities             (852)        (1,605)

Cash flows from financing activities:
 Borrowings under revolving credit loans               29,155         26,416
 Payments under revolving credit loans                (29,903)       (26,398)
 Principal payments under notes payable                   (16)           (15)
 Proceeds from issuance of common stock                    10             27
 Principal payments under capital lease obligations      (262)          (304)


       Net cash used in financing activities           (1,016)          (274)

Net increase (decrease) in cash and cash equivalents   (3,823)           253

Cash and cash equivalents at beginning of period        7,856          4,778

Cash and cash equivalents at end of period          $   4,033      $   5,031

Supplemental information:
  Cash paid during the period for interest          $   3,473      $   3,312

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




































               HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.   Basis of Preparation of Consolidated Financial Statements:

             The accompanying unaudited interim consolidated financial statements of Homeland Holding Corporation ("Holding"), through its wholly-owned subsidiary, Homeland Stores, Inc. ("Homeland") and Homeland's wholly-owned subsidiary, SLB Marketing, Inc., (collectively referred to herein as the "Company"), reflect all adjustments, which consist only of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented.

             These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period ended January 2, 1999, and the notes thereto.

2.   Accounting Policies:

             The significant accounting policies of the Company are summarized in the consolidated financial statements of the Company for the 52 weeks ended January 2, 1999, and the notes thereto.

3.   Subsequent Event:

             On April 23, 1999, subsequent to the close of the first quarter of 1999, the Company completed its acquisition of nine Apple Markets from Associated Wholesale Grocers, Inc. ("AWG"). The net purchase price was
     $1.1 million which represents $5.6 million for real property, fixtures and equipment, goodwill and a non-compete agreement, plus $2.3 million for inventory, offset by $6.8 million in long-term debt assumed by the Company. The Company owns one store and leases the remaining eight from AWG. The one owned store in Pryor, Oklahoma was closed as a result of the proximity to an existing Company store.








             The Company financed this acquisition principally through the assumption of $6.8 million in long-term debt, together with increased borrowings under its working capital facility. The debt incurred by the Company to AWG is secured by liens on, and security interests in, the assets associated with the nine stores. Subsequent to the closing of the acquisition, the Company repaid the portion of its indebtedness to AWG which relates to inventory and AWG is releasing its lien on inventory.

             The loan documents with AWG include certain customary restrictions, including restrictions on the payment of dividends. Under the various agreements of the acquisition, the nine markets are subject to non-compete, supply and right-of-first refusal agreements with AWG. In addition to the other customary terms associated with a right-of-first refusal agreement, the right-of-first refusal agreement provides for the repurchase by AWG of the nine stores based upon the occurrence of certain exercise events. The exercise events include, among other events, a change in control of Homeland and a transfer of more than 20% of the ownership interest of Holding or Homeland.



































Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

          General

                  The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales of the periods indicated:


                                                    March 27,     March 28,
                                                      1999          1998
          Net  Sales                                 100.0%        100.0%
          Cost of sales                               76.6          75.7
           Gross Profit                               23.4          24.3
          Selling and administrative                  21.1          21.6
          Amortization of excess reorganization
           value                                       2.1           2.7
          Operating profit                             0.2           -
          Gain (loss) on disposal of assets            -             -
          Interest income                              0.1           0.1
          Interest expense                            (1.6)         (1.7)
          Loss before income taxes                    (1.3)         (1.6)
          Income tax provision                        (0.3)         (0.4)

            Net loss                                  (1.6)         (2.0)

  Results of Operations.

             Comparison of the Twelve Weeks Ended March 27, 1999 with the Twelve Weeks Ended March 28, 1998

             Net sales increased $2.3 million, or 1.9%, from $121.4 million for the twelve weeks ended March 28, 1998, to $123.7 million for the twelve weeks ended March 27, 1999. The increase in sales is attributable to a 3.0% increase in comparable store sales partially offset by the sales lost due to the closing of one Homeland store during the second quarter of 1998. The increase in comparable store sales is the result of increased promotional activity and the grand re-opening of one remodeled store.

             During the twelve weeks ended March 27, 1999, there were six new competitive openings within the Company's markets including: two Albertson's; one Wal-Mart Supercenter; one Baker's Supermarket; and, the relocation of two independent stores. Based on information publicly available, the Company expects that, during the remainder of 1999, Albertson's will open 1 additional store; Wal-Mart will open 3 additional supercenters; and regional chains and independents will open two additional stores. Additionally, it is now expected that Wal-Mart could open one Neighborhood Supermarket, a new format in Oklahoma City, by the end of the current fiscal year.

             Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on comparable store sales and net sales. In response to this highly competitive environment, the Company intends to build on its strengths which consist of: (a) high quality perishable departments; (b) market position and competitive pricing; (c) customer service; (d) excellent locations; and (e) the "Homeland Savings Card," a customer loyalty card program. The Company is upgrading its stores by focusing its capital expenditures on projects that will improve the overall appeal of its stores to targeted customers and is using its merchandising strategy to emphasize a competitive pricing structure, as well as leadership in quality products and services, selection and convenient store locations. Additionally, the in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its Homeland Savings Card which allows customers with the card the opportunity to purchase over 2,000 items at a reduced cost each week. Finally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets.

             Gross profit as a percentage of sales decreased 0.9% from 24.3% for the twelve weeks ended March 28, 1998, to 23.4% for the twelve weeks ended March 27, 1999. The decrease in gross profit margin primarily reflects increased promotional activities including the Company's response to certain new competitive store openings and special advertisements for the grand opening of one remodeled Company store and a higher concentration of sales in lower gross profit departments.

              Selling and administrative expenses as a percentage of sales decreased 0.5% from 21.6% for the twelve weeks ended March 28, 1998, to 21.1% for the twelve weeks ended March 27, 1999. The decrease in operating expenses is attributable to reduced labor costs as a result of improved store productivity, favorable experience in employee benefit programs, reduced utilities costs and reduced administrative expenses partially offset by an increase in advertising expenses and depreciation expenses during the quarter. The Company continues to review the alternatives to reduce selling and administrative expenses and cost of sales in order to provide opportunities to pass additional savings along to its customers in the form of price reductions in certain categories.

              The amortization of the excess reorganization value amounted to $2.6 million for the twelve weeks ended March 27, 1999. The excess reorganization value is being amortized over three years, on a straight line basis, and will be fully amortized by the third quarter of 1999.



              Interest expense, net of interest income, decreased $0.1 million from $2.0 million for the twelve weeks ended March 28, 1998, to $1.9 million for the twelve weeks ended March 27, 1999. The decrease reflects lower interest rates and additional interest income from the interest bearing certificates of AWG, partially offset by an additional amount of debt outstanding. During 1999, the Company anticipates that interest expense will increase with the acquisition of nine stores from AWG completed in April, 1999. See "Liquidity and Capital Resources."

              The Company recorded $0.4 million of income tax expense for the twelve weeks ended March 27, 1999, substantially all of which was deferred income tax. In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. As of March 27, 1999, the Company had a tax net operating loss carryforward of approximately $37.4 million, which may be utilized to offset future taxable income to the limited amount of $3.3 million for 1999 and each year thereafter.

              EBITDA (as defined hereinafter) decreased $0.4 from $5.6 million, or 4.6% of sales, for the twelve weeks ended March 28, 1998, to $5.2 million, or 4.2% of sales for the twelve weeks ended March 27, 1999. The decline in EBITDA resulted primarily from the decrease in gross profit. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

  Liquidity and Capital Resources

             On August 2, 1996, pursuant to the Plan of Reorganization, the Company entered into a loan agreement with NBC, as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Schroder Bank and Trust Company (subsequently assigned its position to IBJ Schroder Business Credit Corporation), under which those lenders provided a working capital and letter of credit facility and a term loan (the "Old Loan Agreement").
  The Old Loan Agreement, as amended, permitted the Company to borrow, under the working capital and letter of credit facility (the "Revolving Facility"), up to the lesser of (a) $32.0 million or (b) the applicable borrowing base. Funds borrowed under such facility are available for general corporate purposes of the Company. The Old Loan Agreement also provided the Company a $10.0 million term loan (the "Term Loan"), which was used to fund certain obligations of the Company under the Plan of Reorganization.

              On December 17, 1998, the Company executed a New Loan Agreement in exchange for the Old Loan Agreement in order to extend the maturity to August 2, 2002, to provide additional term loan borrowing capacity of $10.0 million for acquisitions ("Acquisition Term Loan"), to reduce interest rates, and to incorporate other technical changes. As of March 27, 1999, there were no borrowings outstanding under the Acquisition Term Loan facility.
  As of March 27, 1999, the original Term Loan has an outstanding balance of $7.5 million, and the Company is required to make quarterly principal paydowns of approximately $0.4 million.














              The interest rate payable quarterly under the New Loan Agreement is based on the prime rate as defined plus a percentage which varies based on a number of factors, including: (a) whether it is the Revolving Facility or the Term Loan and the amount, if any, which is part of the Acquisition Term Loan; (b) the time period; and (c) whether the Company elects to use a London Interbank Offered Rate.

              The Revolving Facility provides for certain mandatory prepayments based on occurrence of certain defined and specified transactions. As of March 27, 1999, the Company had $17.1 million of borrowings, $3.3 million of letters of credit outstanding and $10.1 million of availability under its revolving credit facility.

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

              As of the Effective Date, the Company entered into an Indenture with Fleet National Bank (predecessor to State Bank and Trust Company), as trustee, under which the Company issued $60.0 Million of New Notes. Interest on the New Notes accrues at the rate of 10% per annum and is payable on February 1 and August 1 of each year. The New Notes are uncollateralized and will mature on August 1, 2003. The Indenture relating to the New Notes has certain customary restrictions on consolidations and mergers, indebtedness, issuance of preferred stocks, asset sales and payment of dividends.

              Working Capital and Capital Expenditures. The Company's primary sources of capital have been borrowing availability under the revolving credit facility and cash flow from operations, to the extent available. The Company uses the available capital resources for working capital needs, capital expenditures and repayment of debt obligations.

              The Company's EBITDA (earnings before net interest expense, taxes, depreciation and amortization, and gain/loss on disposal of assets), as presented below, is the Company's measurement of internally-generated operating cash for working capital needs, capital expenditures and payment of debt obligations:


                                         12 Weeks Ended        12 Weeks Ended
                                         March 27, 1999        March 28, 1998

       Loss before income taxes            $  (1,648)            $  (1,931)

       Interest income                          (129)                  (98)

       Interest expense                        2,000                 2,049

       (Gain) loss on disposal of assets          (4)                   32

       Amortization of excess
        reorganization value                   2,639                 3,281

       Depreciation and amortization           2,312                 2,220

            EBITDA                         $   5,170             $   5,553

       As a percentage of sales                 4.18%                 4.57%

       As a multiple of interest expense, net
          of interest income                    2.76x                 2.85x

              Net cash provided by operating activities decreased $4.0 million, from cash provided of $2.1 million for twelve weeks ended March 28, 1998, to cash used of $1.9 million for the twelve weeks ended March 27, 1999. The decrease principally reflects a reduction in trade payables and other accrued liabilities and an increase in prepaid expenses during the first quarter of 1999.

             Net cash used in investing activities decreased $0.7 million, from $1.6 million for the twelve weeks ended March 28, 1998, to $0.9 million for the twelve weeks ended March 27, 1999. The Company invested $12.4 million, $14.0 million and $6.9 million in capital expenditures for 1998, 1997 and 1996, respectively. In August 1997, the Company acquired a Pratt Discount
  Food store and in October 1997, the Company acquired three Food Lion stores. The acquisitions amounted to approximately $3.6 million. The capital expenditures for 1998 were funded by internally-generated cash flows from operations and the revolving credit facility under the Old Loan Agreement.

             Net cash used by financing activities increased $0.7 million, from $0.3 million for the twelve weeks ended March 28, 1998, to $1.0 million for the twelve weeks ended March 27, 1999. The decrease reflects lower borrowings outstanding under the revolving credit facility.







             The Company considers its capital expenditure program a critical and strategic part of the overall plan to support its market competitiveness. Cash capital expenditures for 1999 are expected to be at approximately $10.5 million. The New Loan Agreement limits the Company's capital expenditures for 1999 to $13.0 million in cash capital expenditures and $12.0 million for capital expenditures which are financed through capital leases or equipment loans. The estimated 1999 capital expenditures of $10.5 is expected to be invested primarily in remodeling and maintenance of certain stores and does not include provisions for acquisitions. The funds for the capital expenditures are expected to be provided by internally-generated cash flows from operations and borrowings under the New Loan Agreement.

             On February 15, 1999, the Company signed a letter of intent with AWG for the purchase of nine Apple Market supermarkets operated by Horner Foods, Inc. in eastern Oklahoma. On April 23, 1999, subsequent to the close of the first quarter of 1999, the Company completed its acquisition of these nine stores. The net purchase price was $1.1 million which represents $5.6 million for real property, fixtures and equipment, goodwill and a non-compete agreement, plus $2.3 million for inventory, offset by $6.8 million in long term debt assumed from Horner Foods, Inc. The Company owns one store and leases the remaining eight from AWG. The one owned store in Pryor, Oklahoma was closed as a result of the proximity to an existing Company store.

             The Company financed this acquisition principally through the assumption of $6.8 million in long-term debt, together with increased borrowings under its working capital facility. The debt incurred by the Company to AWG is secured by liens on, and security interests in, the assets associated with the nine stores. Subsequent to the closing of the acquisition, the Company repaid the portion of its indebtedness to AWG which relates to inventory and AWG is releasing its liens on inventory.

             The loan documents with AWG include certain customary restrictions, including restrictions on the payment of dividends. Under the various agreements of the acquisition, the nine markets are subject to non-compete, supply and right-of-first refusal agreements with AWG. In addition to the other customary terms associated with a righ-of-first refusal agreement, the right-of-first refusal agreement provides for the repurchase by AWG of the nine stores based upon the occurrence of certain exercise events. The exercise events include, among other events, a change in control of Homeland and a transfer of more than 20% of the ownership interest of Holding and Homeland.

             The Company's ability to meet its working capital needs, meet its debt and interest obligations and meet its capital expenditure requirements is dependent on its future operating performance. There can be no assurance that future operating performance will provide positive net cash and, if the



  Company is not able to generate positive cash flow from its operations, management believes that this could have a material adverse effect on the Company's business.

  Year 2000

              The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. As the Year 2000 approaches, systems using such programs may be unable to accurately process certain date-based information. Like many other companies, the Company is continuing to assess and modify its computer applications and business processes to provide for their continued functionality. Commencing in October 1996, the Company implemented a program of evaluating its computer systems to identify areas of potential concern, both with respect to information technology and non-information technology systems (e.g., microcontrollers), remediating / replacing systems to address those potential areas of concern, and ultimately testing those changes for compliance. This continuing assessment has been implemented on a system-by-system basis and includes the readiness of external entities, such as vendors, which interface with the Company. Such program has included and will continue to include both consultation by Homeland with the vendors who provided its computer systems and internal testing by Homeland of those computer systems. The Company has completed its evaluation of systems and its detailed planning for remediating or replacing non-compliant systems. Remediation / replacement efforts are approximately 80% complete and testing procedures are approximately 75% complete. Testing procedures have included tests of certain systems for which remediation / replacement efforts were ultimately deemed unnecessary based on the positive results of such tests.

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

             The cost of the program is not expected to exceed $2.0 million, the majority of which is described above for power management systems and upgrades to POS software. Approximately $0.2 million has been incurred as of March 27, 1999. Homeland is funding these costs under its working capital facility.

             Based on its assessment, its progress to date, and its expectation of continued testing of systems, the Company believes that its efforts will result in Year 2000 compliance by the end of the third quarter of 1999. If circumstances arise indicating the Company's and / or vendor's efforts will not be successful in achieving Year 2000 compliance, the Company believes it can develop and implement effective contingency plans in a timely manner.

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
















  PART II - OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K

            (a)  Exhibits:  The following exhibit is filed as part of this report:

                 Exhibit No.         Description

                 27                  Financial Data Schedule.

            (b) Report on Form 8-K: The Company did not file any Form 8-K during the quarter ended March 27, 1999.








































                               SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HOMELAND HOLDING CORPORATION


  Date: May __, 1999       By:

                           David B. Clark, President, Chief Executive
                           Officer, and Director
                           (Principal Executive Officer)


  Date: May __, 1999       By:

                           Wayne S. Peterson, Senior Vice President/
                           Finance, Chief Financial Officer and
                           Secretary
                           (Principal Financial Officer)