Form 10-Q
period 1999-06-17
HOMELAND HOLDING CORP
filed 1999-08-02
CIK 835582

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             	FORM 10-Q

(Mark One)
       Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
   X   Act of 1934
       For the quarterly period ended June 19, 1999

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

       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of July 28, 1999:

Homeland Holding Corporation Common Stock:  4,914,150 shares





                       HOMELAND HOLDING CORPORATION

                              	FORM 10-Q

             	FOR THE TWENTY-FOUR WEEKS ENDED JUNE 19, 1999


                               INDEX



                                                                      Page

PART I		FINANCIAL INFORMATION

ITEM 1.	Financial Statements                                            1

        Consolidated Balance Sheets
         June 19, 1999, and January 2, 1999                             1

        Consolidated Statements of Operations
         Twelve Weeks and Twenty-four Weeks
          ended June 19, 1999, and June 20, 1998                        3

        Consolidated Statements of Cash Flows
         Twelve Weeks and Twenty-four Weeks
          ended June 19, 1999 and June 20, 1998                         4

        Notes to Consolidated Financial Statements                      6

ITEM 2.	Management's Discussion and Analysis of Financial Conditions
         and Results of Operations                                      8

PART II	OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K                               17









                                    i


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

               HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

             (In thousands, except share and per share amounts)

                                                     June 19,    January 2,
                                                      1999          1999

Current assets:
 Cash and cash equivalents                          $  6,080      $  7,856
 Receivables, net of allowance for uncollectible
  accounts of $905 and $972                            8,885         9,961
 Inventories                                          48,173        46,280
 Prepaid expenses and other current assets             3,361         2,527

   Total current assets                               66,499        66,624

Property, plant and equipment:
 Land and land improvements                            9,350         9,346
 Buildings                                            22,137        20,216
 Fixtures and equipment                               31,533        28,466
 Leasehold improvements                               19,317        17,488
 Software                                              5,910         5,396
 Leased assets under capital leases                    9,053         9,053
 Construction in progress                                969         3,278

                                                      98,269        93,243

Less, accumulated depreciation
 and amortization                                     25,451        20,832

Net property, plant and equipment                     72,818        72,411

Reorganization value in excess of amounts
 allocable to identifiable assets, less
 accumulated amortization of $39,196 and
 $34,018 at June 19, 1999, and January 2,
 1999, respectively                                    1,911         7,791

Other assets and deferred charges                     16,310        12,378

   Total assets                                     $157,538      $159,204

                                                                 Continued


                    The accompanying notes are an integral part
                     of these consolidated financial statements


                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS, Continued

               (In thousands, except share and per share amounts)

                     LIABILITIES AND STOCKHOLDERS' EQUITY



                                                     June 19,     January 2,
                                                       1999          1999
Current liabilities:
 Accounts payable - trade                            $ 18,793      $ 20,267
 Salaries and wages                                     2,189         2,827
 Taxes                                                  3,896         3,093
 Accrued interest payable                               2,490         2,622
 Other current liabilities                              7,174         8,548
 Current portion of long-term debt                      2,233         1,728
 Current portion of obligations under capital
  leases                                                1,207         1,235

   Total current liabilities                           37,982        40,320


Long-term obligations:
 Long-term debt                                        89,234        83,852
 Obligations under capital leases                       1,210         1,700
 Other noncurrent liabilities                           1,223         1,464

   Total long-term obligations                         91,667        87,016

Stockholders' equity:
 Common stock $0.01 par value, authorized -
  7,500,000 shares, issued 4,912,408 shares
  and 4,904,417 shares at June 19, 1999,
  and January 2, 1999, respectively                        49            49
 Additional paid-in capital                            56,205        56,174
 Accumulated deficit                                  (28,365)      (24,355)

Total stockholders' equity                             27,889        31,868

Total liabilities and stockholders' equity           $157,538      $159,204









                   The accompanying notes are an integral part
                    of these consolidated financial statements


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS

              (In thousands, except share and per share amounts)
                                  (Unaudited)



                                      12 weeks ended        24 weeks ended
                                  June 19,    June 20,    June 19,    June 20,
                                   1999        1998        1999        1998

Sales                           $ 127,276   $ 123,509   $ 250,944   $ 244,912

Cost of sales                      97,049      94,146     191,792     186,068

 Gross profit                      30,227      29,363      59,152      58,844

Selling and administrative
 expenses                          27,468      26,594      53,535      52,742
Amortization of excess
 reorganization value               2,539       3,205       5,178       6,486

 Operating profit (loss)              220        (436)        439        (384)

Gain (loss) on disposal of assets      10          (4)         14         (36)
Interest income                       130          97         259         195
Interest expense                   (2,013)     (1,945)     (4,013)     (3,994)

Loss before income taxes           (1,653)     (2,288)     (3,301)     (4,219)

Income tax expense                   (334)       (471)       (709)       (950)

Net loss                           (1,987)     (2,759)     (4,010)     (5,169)

Accumulated deficit at beginning
 of period                        (26,378)    (16,174)    (24,355)    (13,764)

Accumulated deficit at end
 of period                      $ (28,365)  $ (18,933)  $ (28,365)  $ (18,933)

Basic and diluted earnings per share:
Net loss per common share       $   (0.40)  $   (0.57)  $   (0.82)  $   (1.07)

Weighted average shares
 outstanding                    4,910,459   4,824,781   4,908,481   4,823,482




                 The accompanying notes are an integral part
                  of these consolidated financial statements

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
             (In thousands, except share and per share amounts)



                                         12 weeks ended       24 weeks ended
                                        June 19,  June 20,  June 19,  June 20,
                                          1999      1998      1999      1998

Cash flows from operating activities:
 Net loss                            $ (1,987)  $ (2,759)  $ (4,010)  $ (5,169)
 Adjustments to reconcile net loss
 to net cash from operating activities:
  Depreciation and amortization         2,381      2,242      4,665      4,434
  Amortization of beneficial interest
   in operating leases                     28         28         56         56
  Amortization of excess reorganization
   value                                2,539      3,205      5,178      6,486
  Amortization of goodwill                 42          0         42          0
  Amortization of financing costs          11         18         23         35
  Loss (gain) on disposal of assets       (10)         4        (14)        36
  Deferred income taxes                   333        426        702        905
  Change in assets and liabilities:
   (Increase) decrease in receivables  (1,857)    (1,347)     1,076      1,756
   Decrease in inventories                330        119        267        575
   (Increase) decrease in prepaid
    expenses and other current assets      99       (885)      (807)      (641)
   (Increase) decrease in other assets
    and deferred charges                  (18)        31        (13)        48
   Increase (decrease) in accounts
    payable - trade                     1,297        274     (1,474)      (836)
   Increase (decrease) in salaries
    and wages                             180        524       (686)      (278)
   Increase in taxes                      791        618        776         27
   Increase (decrease) in accrued
    interest payable                    1,367      1,326       (132)        52
   Increase (decrease) in other
    current liabilities                   540       (921)    (1,454)    (2,488)
   Decrease in other noncurrent
    liabilities                          (142)       (98)      (226)       (61)

     Total adjustments                  7,911      5,564      7,979     10,106
     Net cash provided by operating
      activities                        5,924      2,805      3,969      4,937

Cash flows from investing activities:
 Capital expenditures                  (2,233)    (2,321)    (3,095)    (3,926)
 Acquisition of stores                 (1,315)         -     (1,315)         -
 Cash received from sale of assets          7          4         17          4

     Net cash used in investing
      activities                       (3,541)    (2,317)    (4,393)    (3,922)



Cash flows from financing activities:
 Payments under term loan                (417)      (417)      (417)      (417)
 Borrowings under revolving credit
  loans                                33,958     34,394     63,113     60,810
 Payments under revolving credit
  loans                               (31,438)   (33,457)   (61,341)   (59,855)
 Payments on tax notes                    (15)       (15)       (31)       (30)
 Proceeds from issuance of
  common stock                             21         92         31        119
 Principal payments under notes
  payable                              (2,189)         -     (2,189)         -
 Principal payments under capital
  lease obligations                      (256)      (303)      (518)      (607)

    Net cash provided by (used in)
     financing activities                (336)       294     (1,352)        20

Net increase (decrease) in cash
 and cash equivalents                   2,047        782     (1,776)     1,035

Cash and cash equivalents at
 beginning of period                    4,033      5,031      7,856      4,778
Cash and cash equivalents at
 end of period                        $ 6,080    $ 5,813    $ 6,080    $ 5,813

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


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS, continued
               (In thousands, except share and per share amounts)
                                   (Unaudited)




                                         12 weeks ended      24 weeks ended
                                       June 19,  June 20,  June 19,   June 20,
                                         1999      1998      1999       1998
Supplemental information:
 Cash paid during the period
  for interest                         $   651  $   597    $  4,124  $  3,909

 Cash paid during the period
  for income taxes                     $     -  $     -    $      -  $      -

Supplemental schedule of noncash
 investing and financing activities:
 Debt assumed in the acquisition       $ 6,752  $     -    $  6,752  $      -






























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

3.    Acquisition of Nine Apple Market Stores:

           On April 23, 1999, the Company completed its acquisition of nine Apple Markets from Associated Wholesale Grocers, Inc. ("AWG"). The purchase price of $8.1 million involves a combination of cash paid of $1.3 million and the assumption of $6.8 million of debt. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated based on estimated fair values at date of acquisition, pending final determination of certain acquired balances. This preliminary allocation has resulted in acquired goodwill of $4.1 million, which is being amortized on a straight-line basis over 15 years. The results of the acquired stores have been included in the consolidated financial statements since the date of acquisition. The Company owns one store and leases the remaining eight from AWG. The one owned store in Pryor, Oklahoma, was closed as a result of the proximity to an existing Company store.

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

           The loan documents with AWG include certain customary restrictions, including restrictions on the payment of dividends. Under the various agreements of the acquisition, the nine market areas are subject to non-compete, supply and right-of-first-refusal agreements with AWG. In addition to the other customary terms associated with a right-of-first refusal agreement, the right-of-first refusal agreement provides for the repurchase by AWG of the nine stores based upon the occurrence of certain exercise events. The exercise events include, among other events, a change in control of Homeland and a transfer of more than 20% of the ownership interest of Holding or Homeland.

4.    Distribution of New Common Stock

           On August 2, 1996, all of the outstanding Old Common Stock of Holding was canceled and the holders received their ratable share of (a) 250,000 shares of New Common Stock and (b) warrants to purchase up to 263,158 shares of New Common Stock at an exercise price of $11.85. Each warrant entitles the holder to purchase one share of New Common Stock at any time up to August 2, 2001. Holders of general unsecured claims (including certain trade creditors for unpaid prepetition trade claims and the allowed unsecured noteholders' claims) are entitled to receive their ratable share of 4,450,000 shares of New Common Stock. As of June 19, 1999, the Company had issued 3,431,252 shares of the 4,450,000 shares of New Common Stock leaving 1,018,748 shares to be distributed in the Class
      5 Disputed Claim Reserve ("Reserve"). The Company intends to make the semi-annual distribution under the Plan of Reorganization on or around the beginning of August 1999.






















Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         General

              The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales for the periods indicated:

                                      12 weeks ended         24 weeks ended
                                   June 19,   June 20,    June 19,   June 20,
                                    1999       1998        1999       1998

Net Sales                           100.0%     100.0%      100.0%     100.0%
Cost of sales                        76.2       76.2        76.4       76.0
 Gross Profit                        23.8       23.8        23.6       24.0
Selling and administrative           21.6       21.5        21.3       21.5
Amortization of excess
 reorganization value                 2.0        2.6         2.1        2.7
Operating profit                      0.2       (0.3)        0.2       (0.2)
Gain (loss) on disposal
 of assets                              -          -           -          -
Interest income                       0.1        0.1         0.1        0.1
Interest expense                     (1.6)      (1.6)       (1.6)      (1.6)
Loss before income taxes             (1.3)      (1.8)       (1.3)      (1.7)
Income tax provision                  0.3        0.4         0.3        0.4

 Net loss                            (1.6)      (2.2)       (1.6)      (2.1)


Results of Operations.

               Comparison of the 12 Weeks Ended June 19, 1999 with the 12 Weeks Ended June 20, 1998

               Net sales increased $3.8 million, or 3.1%, from $123.5 million for the 12 weeks ended June 20, 1998, to $127.3 million for the 12 weeks ended June 19, 1999. The increase in sales is attributable to the Apple Market stores acquired on April 23, 1999 (the "Acquired Stores") and a 0.2% increase in comparable store sales partially offset by the sales lost due to the closing of one Homeland store during the second quarter of 1998. The increase in comparable store sales is the result of increased promotional activity and the grand re-opening of one remodeled store.

               During the 24 weeks ended June 19, 1999, there were six new competitive openings within the Company's markets including: two Albertson's; two Wal-Mart Supercenters; one Baker's Supermarket; and the relocation of two independent stores. Based on information publicly available, the Company expects that, during the remainder of 1999, Albertson's will open 1 additional store;





Wal-Mart will open 2 additional supercenters; and regional chains and independents will open two additional stores. Additionally, it is now expected that Wal-Mart could open one Neighborhood Supermarket, a new format in Oklahoma City, by the end of the current fiscal year.

               Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on comparable store sales and net sales. In response to this highly competitive environment, the Company intends to continue to build on its strengths which consist of: (a) high quality perishable departments; (b) market position and competitive pricing; (c) customer service; (d) excellent locations; and (e) the "Homeland Savings Card," a customer loyalty card program. The Company is upgrading its stores by focusing its capital expenditures on projects that will improve the overall appeal of its stores to targeted customers and is using its merchandising strategy to emphasize a competitive pricing structure, as well as leadership in quality products and services, selection and convenient store locations. Additionally, the in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its Homeland Savings Card which allows customers with the card the opportunity to purchase over 2,000 items at a reduced cost each week. Finally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets.

               Gross profit as a percentage of sales of 23.8% for the 12 weeks ended June 19, 1999, was equal to the percentage of sales for the 12 weeks ended June 20, 1998. The gross profit margin continues to reflect increased promotional activities including the Company's response to certain new competitive store openings and special advertisements for the grand opening of the Acquired Stores and for one remodeled Company store.

               Selling and administrative expenses as a percentage of sales increased 0.1% from 21.5% for the 12 weeks ended June 20, 1998, to 21.6% for the 12 weeks ended June 19, 1999. The increase in operating expenses is primarily attributable to an increase in expenses associated with the Acquired Stores, including pre-opening and start-up expenses, and increased depreciation expense from the Company's capital expenditure program, partially offset by reduced labor costs as a result of improved store productivity and by lower advertising expenses during the quarter. The Company continues to review alternatives to reduce selling and administrative expenses and cost of sales in order to achieve its positioning goals and thereby gain a more loyal customer base.

               The amortization of the excess reorganization value amounted to $2.5 million for the 12 weeks ended June 19, 1999. The excess reorganization value is being amortized over three years, on a straight line basis, and will be fully amortized by the third quarter of 1999.


               Interest expense, net of interest income, increased $0.1 million from $1.8 million for the 12 weeks ended June 20, 1998, to $1.9 million for the 12 weeks ended June 19, 1999. The increase reflects additional interest expense attributable to the Acquired Stores partially offset by lower interest rates and additional interest income from the interest bearing certificates of AWG. During 1999, the Company anticipates that interest expense will increase as a result of the Acquired Stores. See "Liquidity and Capital Resources."

               The Company recorded $0.3 million of income tax expense for the 12 weeks ended June 19, 1999, substantially all of which was deferred income tax. In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. As of June 19, 1999, the Company had a tax net operating loss carryforward of approximately $36.7 million, which may be utilized to offset future taxable income to the limited amount of $3.3 million for 1999 and each year thereafter.

               EBITDA (as defined hereinafter) increased $0.2 million, or 4.1% of sales, for the 12 weeks ended June 20, 1998, to $5.2 million, or 4.1% of sales for the 12 weeks ended June 19, 1999. The increase in EBITDA resulted primarily from the increase in gross profit dollars. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

Comparison of the 24 Weeks Ended June 19, 1999 with the 24 Weeks Ended June 20, 1998

               Net sales increased $6.0 million, or 2.5% from $244.9 million for the 24 weeks ended June 20, 1998, to $250.9 million for the 24 weeks ended June 19, 1999. The increase in sales is attributable to the Acquired Stores and a 1.6% increase in comparable store sales partially offset by the sales lost due to the closing of one Homeland store during the second quarter of 1998. The increase in comparable store sales is the result of increased promotional activity and the grand re-opening of two remodeled stores.

               Gross profit as a percentage of sales decreased 0.4% from 24.0% for the 24 weeks ended June 20, 1998, to 23.6% for the 24 weeks ended June 19, 1999. The decrease in gross profit margin primarily reflects increased promotional activities including the Company's response to certain new competitive store openings and special advertisements for the grand opening of the Acquired Stores and for the two remodeled Company stores.

               Selling and administrative expenses as a percentage of sales decreased 0.2% from 21.5% for the 24 weeks ended June 20, 1998, to 21.3% for the 24 weeks ended June 19, 1999. The decrease in operating expenses is attributable to reduced labor costs as a result of improved store productivity, favorable experience in employee benefit programs, reduced utilities costs and reduced administrative expenses partially offset by an increase in expenses associated with the Acquired Stores, including pre-opening and start-up expenses, and increased depreciation expense from the Company's capital expenditure program.

               The amortization of the excess reorganization value amounted to $5.2 million for the 24 weeks ended June 19, 1999.

               Interest expense, net of interest income, was $3.8 million for the 24 weeks ended June 20, 1998, equal to the $3.8 million for the 24 weeks ended June 19, 1999. Net interest expense reflects additional interest expense attributable to the Acquired Stores offset by lower interest rates and additional interest income from the interest bearing certificates of AWG.

               The Company recorded $0.7 million of income tax expense for the 24 weeks ended June 19, 1999, substantially all of which was deferred income tax.

               EBITDA decreased $0.2 million from $10.6 million, or 4.3% of sales, for the 24 weeks ended June 20, 1998, to $10.4 million, or 4.1% of sales for the 24 weeks ended June 19, 1999.

Liquidity and Capital Resources

               On August 2, 1996, pursuant to the Plan of Reorganization, the Company entered into a loan agreement with National Bank of Canada, as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Schroder Bank and Trust Company (subsequently assigned its position to IBJ Schroder Business Credit Corporation), under which those lenders provided a working capital and letter of credit facility and a term loan (the "Old Loan Agreement"). The Old Loan Agreement, as amended, permitted the Company to borrow, under the working capital and letter of credit facility (the "Revolving Facility"), up to the lesser of (a) $32.0 million or (b) the applicable borrowing base. Funds borrowed under such facility are available for general corporate purposes of the Company. The Old Loan Agreement also provided the Company a $10.0 million term loan
(the "Term Loan"), which was used to fund certain obligations of the Company under the Plan of Reorganization.

               On December 17, 1998, the Company executed a New Loan Agreement in exchange for the Old Loan Agreement in order to extend the maturity to August 2, 2002, to provide additional term loan borrowing capacity of $10.0 million for acquisitions ("Acquisition Term Loan"), to reduce interest rates, and to incorporate other technical changes. As of June 19, 1999, there were no borrowings outstanding under the Acquisition Term Loan facility. As of June 19, 1999, the original Term Loan has an outstanding balance of $7.1 million, and the Company is required to make quarterly principal paydowns of approximately $0.4 million.

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

               The Revolving Facility provides for certain mandatory prepayments based on occurrence of certain defined and specified transactions. As of June 19, 1999, the Company had $19.7 million of borrowings, $0.9 million of letters of credit outstanding and $9.4 million of availability under its revolving credit facility.

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


                                       12 weeks ended        24 weeks ended
                                      June 19, June 20,     June 19, June 20,
                                        1999     1998         1999     1998

     Loss before income taxes        $(1,653)   $(2,288)   $(3,301)   $(4,219)

     Interest income                    (130)       (97)      (259)      (195)

     Interest expense                  2,013      1,945      4,013      3,994

     (Gain) loss on disposal of assets   (10)         4        (14)        36

     Amortization of excess
      reorganization value             2,539      3,205      5,178      6,486

     Depreciation and amortization     2,451      2,270      4,763      4,490

           EBITDA                    $ 5,210    $ 5,039    $10,380    $10,592

      As a percentage of sales          4.1%       4.1%       4.1%       4.3%
      As a multiple of interest expense,
       net of interest income          2.77x      2.73x      2.77x      2.79x

               Net cash provided by operating activities decreased $0.9 million, from cash provided of $4.9 million for 24 weeks ended June 20, 1998, to cash provided of $4.0 million for the 24 weeks ended June 19, 1999. The decrease principally reflects a smaller reduction in current accounts receivable and inventory relative to the prior year.

               Net cash used in investing activities increased $0.5 million, from $3.9 million for the 24 weeks ended June 20, 1998, to $4.4 million for the 24 weeks ended June 19, 1999. The increase primarily reflects the net investment of $1.1 million for the Acquired Stores.

               Net cash used by financing activities increased $1.4 million, from a nominal amount for the 24 weeks ended June 20, 1998, to $1.4 million for the 24 weeks ended June 19, 1999. The increase reflects additional repayments under the revolving credit facility relative to the prior year.

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

               On April 23, 1999, the Company completed its acquisition of nine stores from AWG. The net purchase price was $1.1 million which represents $5.6 million for real property, fixtures and equipment, goodwill and a non-compete agreement, plus $2.3 million for inventory, offset by $6.8 million in long- term debt assumed by the Company. The Company owns one store and leases the remaining eight from AWG. The one owned store in Pryor, Oklahoma was closed as a result of the proximity to an existing Company store.

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

               The loan documents with AWG include certain customary restrictions, including restrictions on the payment of dividends. Under the various agreements of the acquisition, the nine markets are subject to non-compete, supply and right-of-first-refusal agreements with AWG. In addition to the other customary terms associated with a right-of-first refusal agreement, the right-of-first refusal agreement provides for the repurchase by AWG of the nine stores based upon the occurrence of certain exercise events. The exercise events include, among other events, a change in control of Homeland and a transfer of more than 20% of the ownership interest of Holding or Homeland.

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

Year 2000

               The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. As the Year 2000 approaches, systems using such programs may be unable to accurately process certain date-based information. Like many other companies, the Company is continuing to assess and modify its computer applications and business processes to provide for their continued functionality. Commencing in October 1996, the Company implemented a program of evaluating its computer systems to identify areas of potential concern, both with respect to information technology and non-information technology systems (e.g., microcontrollers), remediating / replacing systems to address those potential areas of concern, and ultimately testing those changes for compliance. This continuing assessment has been implemented on a system-by-system basis and includes the readiness of external entities, such as vendors, which interface with the Company. Such program has included and will continue to include both consultation by Homeland with the vendors who provided its computer systems and internal testing by Homeland of those computer systems. The Company has completed its evaluation of systems and its detailed planning for remediating or replacing non-compliant systems. Remediation / replacement efforts are approximately 90% complete and testing procedures are approximately 80% complete. Testing procedures have included tests of certain systems for which remediation / replacement efforts were ultimately deemed unnecessary based on the positive results of such tests.

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

               A significant portion of the Company's systems were found to be Year 2000 compliant without any remediation or replacement efforts. The area of most concern for management has been the point of sale ("POS") computers used in the operation of the stores. Internal tests conducted by Homeland generally reflect that its POS software is already Year 2000 compliant, however, the Company was unable to obtain reasonable assurance and support from the software provider to corroborate the conclusions of its POS testing of the current software. As a result, the Company has elected to upgrade its POS software to the Year 2000 version which the vendor states is compliant. The incremental cost is approximately $0.4 million and was installed during the second quarter of 1999. Additionally, the Company will further test the software upon full installation. The Company is also replacing older power management systems which operate various systems in the stores. The new systems are currently being installed and it is anticipated that the conversion will be completed by the end of the third quarter of 1999. The estimated capital investment is $1.3 million.

               The cost of the program is not expected to exceed $2.0 million, the majority of which is described above for power management systems and upgrades to POS software. Approximately $0.7 million has been incurred as of June 19, 1999. Homeland is funding these costs under its working capital facility.

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





























PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits: The following exhibit is filed as part of this report:

               Exhibit No.       Description

                  27             Financial Data Schedule


          (b) Report on Form 8-K: The Company did not file any Form 8-K during the quarter ended June 19, 1999.







































                                SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           HOMELAND HOLDING CORPORATION


Date:	July 30, 1999	       By:    /s/   David B. Clark
                                 David B. Clark, President, Chief Executive
                                 Officer, and Director
                                 (Principal Executive Officer)


Date:	July 30, 1999	       By:    /s/   Wayne S. Peterson
                                 Wayne S. Peterson, Senior Vice President/
                                 Finance, Chief Financial Officer and Secretary (Principal Financial Officer)