Form 10-Q
period 1999-09-11
HOMELAND HOLDING CORP
filed 1999-10-25
CIK 835582

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-Q

(Mark One)
          Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
	         For the quarterly period ended September 11, 1999

                                   OR

          Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
	         For the transition period from _________ to _________

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

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 20, 1999:

           Homeland Holding Corporation Common Stock: 4,341,171 shares





                        HOMELAND HOLDING CORPORATION

                                 FORM 10-Q

             	FOR THE THIRTY-SIX WEEKS ENDED SEPTEMBER 11, 1999


                                  INDEX



							                                                               Page

PART I		FINANCIAL INFORMATION

ITEM 1. Financial Statement..........................................   1

       	Consolidated Balance Sheets
         September 11, 1999, and January 2, 1999.....................   1

       	Consolidated Statements of Operations
         Twelve Weeks and Thirty-six Weeks
          ended September 11, 1999, and September 12, 1998...........   3

       	Consolidated Statements of Cash Flows
         Twelve Weeks and Thirty-six Weeks
          ended September 11, 1999 and September 12, 1998............   4

        Notes to Consolidated Financial Statements...................   6

ITEM 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   8

PART II	OTHER INFORMATION

ITEM 3.	Submission of Matters to a Vote of Security Holders..........  17

ITEM 4.	Exhibits and Reports on Form 8-K.............................  17












                                       i

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (In thousands, except share and per share amounts)

                                    ASSETS

                                                  September 11,	   January 2,
                                                     1999     	       1999
Current assets:
 Cash and cash equivalents                        $    5,439       $   7,856
 Receivables, net of allowance for uncollectible
  accounts of $896 and $972                           10,154           9,961
 Inventories                                          48,217          46,280
 Prepaid expenses and other current assets             2,810           2,527

   Total current assets                               66,620          66,624

Property, plant and equipment:
 Land and land improvements                            9,046           9,346
 Buildings                                            21,516          20,216
 Fixtures and equipment                               32,245          28,466
 Leasehold improvements                               19,490          17,488
 Software                                              6,012           5,396
 Leased assets under capital leases                    9,053           9,053
 Construction in progress                              1,345           3,278

                                                      98,707          93,243

Less, accumulated depreciation
 and amortization                                     27,869          20,832

Net property, plant and equipment                     70,838          72,411

Reorganization value in excess of amounts
 allocable to identifiable assets, less
 accumulated amortization of $40,908
 and $34,018.                                              -           7,791

Other assets and deferred charges                     16,194          12,378

    Total assets                                   $ 153,652       $ 159,204


                                                                   Continued

                 The accompanying notes are an integral part of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS, Continued

              (In thousands, except share and per share amounts)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  September 11,    January 2,
                                                     1999             1999
Current liabilities:
 Accounts payable - trade                          $  17,862       $  20,267
 Salaries and wages                                    2,521           2,827
 Taxes                                                 4,043           3,093
 Accrued interest payable                                835           2,622
 Other current liabilities                             7,361           8,548
 Current portion of long-term debt                     2,233           1,728
 Current portion of obligations under capital
  leases                                               1,207           1,235

    Total current liabilities                         36,062          40,320

Long-term obligations:
 Long-term debt                                       89,397          83,852
 Obligations under capital leases                        949           1,700
 Other noncurrent liabilities                          1,094           1,464

    Total long-term obligations                       91,440          87,016

Stockholders' equity:
 Common stock $0.01 par value, authorized -
  7,500,000 shares, issued 4,914,513 shares
  and 4,904,417 shares at September 11, 1999,
  and January 2, 1999, respectively                       49              49
 Additional paid-in capital                           56,226          56,174
 Accumulated deficit                                 (30,125)        (24,355)

Total stockholders' equity                            26,150          31,868

Total liabilities and stockholders' equity         $ 153,652       $ 159,204


                  The accompanying notes are an integral part of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS

              (In thousands, except share and per share amounts)
                                 (Unaudited)



                              12 weeks ended              36 weeks ended
                         September 11, September 12, September 11, September 12,
                            1999          1998          1999          1998

Sales, net                $ 125,867     $ 118,129     $ 376,811     $ 363,041

Cost of sales                94,953        89,665       286,745       275,733

 Gross profit                30,914        28,464        90,066        87,308

Selling and administrative
 expenses                    28,323        26,499        81,858        79,241
Amortization of excess
 reorganization value         1,712         3,123         6,890         9,609
Asset impairment -
 closed store                   925             -           925             -

 Operating profit (loss)        (46)       (1,158)          393        (1,542)

Gain (loss) on disposal
 of assets                      203             2           217           (34)
Interest income                 132            98           391           293
Interest expense             (2,073)       (1,931)       (6,086)       (5,925)

Loss before income taxes     (1,784)       (2,989)       (5,085)       (7,208)

Income tax (expense) benefit     24          (481)         (685)       (1,431)

Net loss                     (1,760)       (3,470)       (5,770)       (8,639)

Accumulated deficit at
 beginning of period        (28,365)      (18,933)      (24,355)      (13,764)

Accumulated deficit at
 end of period            $ (30,125)    $ (22,403)    $ (30,125)    $ (22,403)

Basic and diluted earnings
 per share:
Net loss per common
 share                    $   (0.36)    $   (0.72)    $   (1.18)    $   (1.79)

Weighted average shares
 outstanding              4,912,979     4,839,425     4,909,842     4,827,671




                   The accompanying notes are an integral part
                    of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF CASH FLOWS, continued
               (In thousands, except share and per share amounts)
                                 (Unaudited)



                              12 weeks ended              36 weeks ended
                         September 11, September 12, September 11, September 12,
                            1999          1998          1999          1998

Cash flows from operating
 activities:
 Net loss                  $ (1,760)     $ (3,470)     $ (5,770)     $ (8,639)
 Adjustments to reconcile
  net loss to net cash from
  operating activities:
   Depreciation and
    amortization              2,439         2,309         7,104         6,743
   Amortization of beneficial
    interest in operating
    leases                       28            28            84            84
   Amortization of excess
    reorganization value      1,712         3,123         6,890         9,609
   Amortization of goodwill      55             -            97             -
   Amortization of financing
    costs                         3            17            26            52
   Loss (gain) on disposal
    of assets                  (203)           (2)         (217)           34
   Asset impairment -
    closed store                925             -           925             -
   Deferred income taxes        199           478           901         1,383
   Change in assets and
    liabilities:
    Increase in receivables  (1,269)       (2,232)         (193)         (476)
    (Increase) decrease
     in inventories             (44)          471           223         1,046
    (Increase) decrease in
     prepaid expenses and
     other current assets       551           639          (256)           (2)
    Decrease in other assets
     and deferred charges        22            18             9            66
    Decrease in accounts
     payable - trade           (931)         (554)       (2,405)       (1,390)
    Increase (decrease) in
     salaries and wages         332           184          (354)          (94)
    Increase in taxes           147           334           923           361
    Decrease in accrued
     interest payable        (1,655)       (1,712)       (1,787)       (1,660)
    Increase (decrease) in
     other current
     liabilities                187            67        (1,267)       (2,421)
    Decrease in other
     noncurrent liabilities    (122)         (130)         (348)         (191)

     Total adjustments        2,376         3,038        10,355        13,144
     Net cash provided by
      operating activities      616          (432)        4,585         4,505

Cash flow from investing
 activities:
  Capital expenditures       (1,389)       (2,157)       (4,484)       (6,083)
  Acquisition of stores           -             -        (1,315)            -
  Cash received from sale
   of stores                    209            15           226            19

     Net cash used in
      investing activities   (1,180)       (2,142)       (5,573)       (6,064)

Cash flow from financing
 activities:
  Payments under term loan     (417)         (416)         (834)         (833)
  Borrowings under revolving
   credit loans              31,061        32,527        94,174        93,337
  Payments under revolving
   credit loans             (30,366)      (29,983)      (91,707)      (89,838)
  Payment on tax notes            -           (16)          (31)          (46)
  Proceeds from issuance
   of common stock               21            27            52           146
  Principal payments under
   notes payable               (115)            -        (2,304)            -
  Principal payments under
   capital lease obligations   (261)         (371)         (779)         (978)

     Net cash provided by
      (used in) financing
      activities                (77)        1,768        (1,429)        1,788

Net increase (decrease) in
 cash and cash equivalents     (641)         (806)       (2,417)          229

Cash and cash equivalents at
 beginning of period          6,080         5,813         7,856         4,778
Cash and cash equivalents at
 end of period              $ 5,439       $ 5,007       $ 5,439       $ 5,007

                                                                    Continued

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENT OF CASH FLOWS, continued
              (In thousands, except share and per share amounts)
                                 (Unaudited)



                               12 weeks ended              36 weeks ended
                        September 11, September 12, September 11, September 12,
                            1999          1998          1999          1998
Supplemental information:
 Cash paid during the
  period for interest    $  3,760      $  3,632      $  7,884      $  7,541

 Cash paid during the
  period for income
  taxes                  $      -      $      -      $      -      $      -

Supplemental schedule
 of noncash investing
 and financing
 activities:
  Debt assumed in the
  acquisition            $      -      $      -      $  6,752      $      -










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

2.       Accounting Policies:

              The sigfificant accounting policies of the Company are summarized in the consolidated financial statements of the Company for the 52 weeks ended January 2, 1999, and the notes thereto.

3.       Acquisition of Nine Apple Market Stores:

              On April 23, 1999, the Company completed its acquisition of nine Apple Markets from Associated Wholesale Grocers, Inc. ("AWG"). The purchase involved a combination of cash paid of $1.3 million and the assumption of $6.8 million of debt. This acquisition has been accounted for under the purchase method of accounting. The purchase price has been preliminarily allocated based on estimated fair values at date of acquisition, pending final determination of certain acquired balances. This preliminary allocation has resulted in acquired goodwill of $4.1 million, which is being amortized on a straight-line basis over 15 years. The results of the acquired stores have been included in the consolidated financial statements since the date of acquisition. The Company acquired title to one store and leases the remaining eight from AWG. The one store to which Homeland acquired title in Pryor, Oklahoma, was closed (and which was subsequently sold to a non-grocery user after the close of the third quarter of 1999) as a result of the proximity to an existing Company store.

              The Company financed this acquisition principally through the assumption of $6.8 million in long-term debt, together with increased borrowings under its working capital facility. The debt incurred by the Company to AWG is secured by liens on, and security interests in, the assets associated with the nine stores. Subsequent to the closing of the acquisition, the Company repaid the portion of its indebtedness to AWG, which relates to inventory and AWG has released its liens on inventory.

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

4.       Distribution of New Common Stock

              On August 2, 1996, all of the outstanding Old Common Stock of Holding was canceled and the holders received their ratable share of
         (a) 250,000 shares of New Common Stock and (b) warrants to purchase up to 263,158 shares of New Common Stock at an exercise price of $11.85. Each warrant entitles the holder to purchase one share of New Common Stock at any time up to August 2, 2001. Holders of general unsecured claims (including certain trade creditors for unpaid prepetition trade claims and the allowed unsecured noteholders' claims) are entitled to receive their ratable share of 4,450,000 shares of New Common Stock. As of October 25, 1999, the Company had issued approximately 3,801,000 shares of the 4,450,000 shares of New Common Stock, leaving approximately 649,000 shares to be distributed in the Class 5
         Disputed Claim Reserve ("Reserve"). The Company believes that the next distribution under the Plan of Reorganization could occur during the first quarter of 2000.

5.       Subsequent Event

              On September 16, 1999, the Company signed a non-binding expression of interest to acquire four stores operated by Brattain Foods Inc. ("BFI"), in Muskogee, Oklahoma. On October 18, 1999, the Company signed a definitive asset purchase agreement, consummation of which is subject to due diligence and third party approval. The Company intends to finance the transaction through a combination of accessing availability under its working capital facility and assuming BFI debt which is currently outstanding to AWG.

6.       Asset Impairment - Closed Store

              In the third quarter of 1999, the Company made the decision to dispose of a store and related assets which was closed in 1998. The carrying value of these assets held for sale was reduced to fair value, based on current estimates of selling value less costs to dispose. The resulting adjustment of $925 was recorded in the third quarter of 1999. It is anticipated the store and related assets could be sold during the next year. The Company decided to sell these assets rather than continue the previous plan of leasing the assets.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         General

              The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales for the periods indicated:

                               12 weeks ended              36 weeks ended
                         September 11, September 12, September 11, September 12,
                            1999          1998          1999          1998
Net Sales                   100.0%        100.0%        100.0%        100.0%
Cost of sales                75.4          75.9          76.1          76.0
 Gross Profit                24.6          24.1          23.9          24.0
Selling and administrative   22.5          22.4          21.7          21.8
Amortization of excess
 reorganization value         1.4           2.7           1.8           2.7
Asset impairment -
 closed store                 0.7           -             0.3           -
Operating profit              0.7          (1.0)          0.4          (0.5)
Gain (loss) on disposal
 of assets                    0.2           -             0.1           -
Interest income               0.1           0.1           0.1           0.1
Interest expense             (1.7)         (1.6)         (1.6)         (1.6)
Loss before income taxes     (1.4)         (2.5)         (1.3)         (2.0)
Income tax provision          -            (0.4)         (0.2)         (0.4)

 Net loss                    (1.4)         (2.9)         (1.5)         (2.4)

Results of Operations.

          COMPARISON OF THE 12 WEEKS ENDED SEPTEMBER 11, 1999 WITH THE 12 WEEKS ENDED SEPTEMBER 12, 1998

          Net sales increased $7.8 million, or 6.6%, from $118.1 million for the 12 weeks ended September 12, 1998, to $125.9 million for the 12 weeks ended September 11, 1999. The increase in sales is attributable to the Apple Market stores acquired on April 23, 1999 (the "Acquired Stores") and a 1.0% increase in comparable store sales partially offset by the sales lost due to the closing of one Homeland store at the end of the third quarter of 1999. The increase in comparable store sales is the result of promotional activity and competitor consolidations within the Company's market.



          During the 36 weeks ended September 11, 1999, there were six new competitive openings within the Company's markets including: two Albertson's; two Wal-Mart Supercenters; one Baker's Supermarket; and the relocation of two independent stores. Based on information publicly available, the Company expects that, during the remainder of 1999, Albertson's will open 1 additional store; Wal-Mart will open 1 additional supercenter; and regional chains and independents will open two additional stores. Additionally, it is now expected that Wal-Mart could open at least one Neighborhood Supermarket, a new format in Oklahoma City, Oklahoma, by the end of the current fiscal year of the Company.

          Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on comparable store sales. In response to this highly competitive environment, the Company intends to continue to build on its strengths which consist of: (a) high quality perishable departments; (b) market position and competitive pricing; (c) customer service; (d) excellent locations; and (e) the "Homeland Savings Card," a customer loyalty card program. The Company is upgrading its stores by focusing its capital expenditures on projects that will improve the overall appeal of its stores to targeted customers and is using its merchandising strategy to emphasize a competitive pricing structure, as well as leadership in quality products and services, selection and convenient store locations. Additionally, the in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its Homeland Savings Card which allows customers with the card the opportunity to purchase over 2,000 items at a reduced cost each week. Finally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets.

          Gross profit as a percentage of sales increased 0.5% from 24.1% for the 12 weeks ended September 12, 1998, to 24.6% for the 12 weeks ended September 11, 1999. The increase in gross profit margin reflects an improved management of promotional spending and the implementation of initiatives to lower cost of goods and to reduce the loss of merchandise.

          Selling and administrative expenses as a percentage of sales increased 0.1% from 22.4% for the 12 weeks ended September 12, 1998, to 22.5% for the 12 weeks ended September 11, 1999. The increase in operating expenses is primarily attributable to an increase in expenses associated with the Acquired Stores, and increased depreciation expense from the Company's capital expenditure program. The Company continues to review alternatives to reduce selling and administrative expenses and cost of sales in order to achieve its positioning goals and thereby gain a more loyal customer base.



          The amortization of the excess reorganization value decreased $1.4 million from $3.1 million for the 12 weeks ended September 12, 1998, to $1.7 million for the 12 weeks ended September 11, 1999. The excess reorganization value was fully amortized on August 2, 1999 resulting in a lower expense level in the third quarter of 1999.

          The Company recorded an asset impairment provision in the amount of $0.9 million related to a store closed in the second quarter of 1998. The provision reduces the carrying value of the real property to a current estimate of fair value.

          Interest expense, net of interest income, increased $0.1 million from $1.8 million for the 12 weeks ended September 12, 1998, to $1.9 million for the 12 weeks ended September 11, 1999. The increase reflects additional interest expense attributable to the Acquired Stores partially offset by additional interest income from the interest bearing certificates of AWG. During 1999, the Company anticipates that interest expense will increase as a result of the Acquired Stores. See "Liquidity and Capital Resources."

          The Company recorded $24,000 of income tax expense for the 12 weeks ended September 11, 1999, substantially all of which was deferred income tax. In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. As of September 11, 1999, the Company had a tax net operating loss carryforward of approximately $35.8 million, which may be utilized to offset future taxable income to the limited amount of $3.3 million for 1999 and each year thereafter.

          EBITDA (as defined hereinafter) increased $0.8 from $4.3 million, or 3.6% of sales, for the 12 weeks ended September 12, 1998, to $5.1 million, or 4.1% of sales for the 12 weeks ended September 11, 1999. The increase in EBITDA resulted primarily from the increase in gross profit. The Company believes that EBITDA is a useful supplemental disclosure for the investment community.
EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

          COMPARISON OF THE 36 WEEKS ENDED SEPTEMBER 11, 1999 WITH THE 36 WEEKS ENDED SEPTEMBER 12, 1998

          Net sales increased $13.8 million, or 3.8%, from $363.0 million for the 36 weeks ended September 12, 1998, to $376.8 million for the 36 weeks ended September 11, 1999. The increase in sales is attributable to the Acquired Stores and a 1.4% increase in comparable store sales partially offset by the sales lost due to the closing of two Homeland stores, one during the second quarter of 1998 and one at the end of the third quarter 1999. The increase in comparable store sales is the result of increased promotional activity, the grand re-opening of two remodeled stores, and competitor consolidations within the Company's market.



          Gross profit as a percentage of sales decreased 0.1% from 24.0% for the 36 weeks ended September 12, 1998, to 23.9% for the 36 weeks ended September 11, 1999. The decrease in gross profit margin primarily reflects increased promotional activities including the Company's response to certain new competitive store openings and special advertisements for the grand opening of the Acquired Stores and for the two remodeled Company stores, which occurred primarily in the first two quarters of 1999. This decrease was partially offset by an improved management of promotional spending and the implementation of initiatives to lower cost of goods and to reduce the loss of merchandise during the third quarter of 1999.

          Selling and administrative expenses as a percentage of sales decreased 0.1% from 21.8% for the 36 weeks ended September 12, 1998, to 21.7% for the 36 weeks ended September 11, 1999. The decrease in operating expenses is attributable to favorable experience in insurance programs, and reduced advertising costs partially offset by an increase in expenses associated with the Acquired Stores, including pre-opening and start-up expenses, and increased depreciation expense from the Company's capital expenditure program.

          The amortization of the excess reorganization value decreased $2.7 million from $9.6 million for the 36 weeks ended September 12, 1998, to $6.9 million for the 36 weeks ended September 11, 1999. The excess reorganization value was fully amortized on August 2, 1999 resulting in a lower expense level in 1999.

          The Company recorded an asset impairment provision in the amount of $0.9 million related to a store closed in the second quarter of 1998. The provision reduces the carrying value of the real property to a current estimate of fair value.

          Interest expense, net of interest income, increased $0.1 million from $5.6 million for the 36 weeks ended September 12, 1998, to $5.7 million for the 36 weeks ended September 11, 1999. The increase reflects additional interest expense attributable to the Acquired Stores partially offset by additional interest income from the interest bearing certificates of AWG.

          The Company recorded $0.7 million of income tax expense for the 36 weeks ended September 11, 1999, substantially all of which was deferred income tax.

          EBITDA increased $0.6 from $14.9 million, or 4.1% of sales, for the 36 weeks ended September 12, 1998, to $15.5 million, or 4.1% of sales for the 36 weeks ended September 11, 1999.

Liquidity and Capital Resources

          On August 2, 1996 (the "Effective Date"), pursuant to the Plan of Reorganization, the Company entered into a loan agreement with National Bank of Canada, as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Schroder Bank and Trust Company (subsequently assigned its position to IBJ


Schroder Business Credit Corporation), under which those lenders provided a working capital and letter of credit facility and a term loan (the "Old Loan Agreement"). The Old Loan Agreement, as amended, permitted the Company to borrow, under the working capital and letter of credit facility (the "Revolving Facility"), up to the lesser of (a) $32.0 million or (b) the applicable borrowing base. Funds borrowed under such facility are available for general corporate purposes of the Company. The Old Loan Agreement also provided the Company a $10.0 million term loan (the "Term Loan"), which was used to fund certain obligations of the Company under the Plan of Reorganization.

          On December 17, 1998, the Company executed a New Loan Agreement to replace the Old Loan Agreement in order to extend the maturity to August 2, 2002, to provide additional term loan borrowing capacity of $10.0 million for acquisitions ("Acquisition Term Loan"), to reduce interest rates, and to incorporate other technical changes. As of September 11, 1999, there were no borrowings outstanding under the Acquisition Term Loan facility. As of September 11, 1999, the original Term Loan had an outstanding balance of $6.7 million, and the Company is required to make quarterly principal paydowns of approximately $0.4 million.

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

          The Revolving Facility provides for certain mandatory prepayments based on occurrence of certain defined and specified transactions. As of September 11, 1999, the Company had $20.4 million of borrowings, $0.9 million of letters of credit outstanding and $9.4 million of availability under its revolving credit facility.

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

          The Company's EBITDA (earnings before net interest expense, taxes, depreciation and amortization, and gain/loss on disposal of assets), as presented below, is the Company's measurement of internally-generated operating cash for working capital needs, capital expenditures and payment of debt obligations:

                               12 weeks ended              36 weeks ended
                         September 11, September 12, September 11, September 12,
                            1999          1998          1999          1998

Loss before income taxes  $ (1,784)     $ (2,989)     $ (5,085)     $ (7,208)

Interest income               (132)          (98)         (391)         (293)

Interest expense             2,073         1,931         6,086         5,925

(Gain) loss on disposal
 of assets                    (203)           (2)         (217)           34

Asset impairment -
 closed store                  925             -           925             -

Amortization of excess
 reorganization value        1,712         3,123         6,890         9,609

Depreciation and
 amortization                2,522         2,337         7,285         6,827

    EBITDA                $  5,113      $  4,302      $ 15,493      $ 14,894

As a percentage of sales       4.1%          3.6%          4.1%          4.1%
As a multiple of interest
 expense, net of interest
 income                        2.6x          2.3x          2.7x          2.6x

          Net cash provided by operating activities increased $0.1 million, from cash provided of $4.5 million for 36 weeks ended September 12, 1998, to cash provided of $4.6 million for the 36 weeks ended September 11, 1999.

          Net cash used in investing activities decreased $0.5 million, from $6.1 million for the 36 weeks ended September 12, 1998, to $5.6 million for the 36 weeks ended September 11, 1999. The decrease reflects a $1.6 million reduction in capital expenditures and a $0.2 million increase in cash received from asset sales partially offset by the net investment of $1.3 million for the Acquired Stores.



          Net cash used by financing activities decreased $3.2 million, from net cash provided of $1.8 million the 36 weeks ended September 12, 1998, to net cash used of $1.4 million for the 36 weeks ended September 11, 1999. The increase reflects additional repayments under the revolving credit facility relative to the prior year and payments to AWG to retire the loans on the inventory of the Acquired Stores.

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

          On April 23, 1999, the Company completed its acquisition of nine stores from AWG. The net purchase price was $1.3 million which represents $5.6 million for real property, fixtures and equipment, goodwill and a non-compete agreement, plus $2.3 million for inventory, $0.2 for transaction costs, offset by $6.8 million in long-term debt assumed by the Company. The Company acquired title to one store and leases the remaining eight from AWG. The one store to which Homeland acquired title in Pryor, Oklahoma, was closed (and which was subsequently sold to a non-grocery user after the close of the third quarter of
1999) as a result of the proximity to an existing Company store.

          The Company financed this acquisition principally through the assumption of $6.8 million in long-term debt, together with increased borrowings under its working capital facility. The debt incurred by the Company to AWG is secured by liens on, and security interests in, the assets associated with the nine stores. Subsequent to the closing of the acquisition, the Company repaid the portion of its indebtedness to AWG which relates to inventory and AWG has released its security interest in inventory.

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



           On September 16, 1999, the Company signed a non-binding expression of interest to acquire four stores operated by BFI, in Muskogee, Oklahoma. Consummation of the transaction, which is expected during the fourth quarter of 1999, is subject to, among other things, the execution of a definitive asset purchase agreement and the completion of due diligence by the Company. The Company intends to finance the transaction through a combination of accessing availability under its working capital facility and assuming BFI debt which is currently outstanding to AWG.


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

Year 2000

          The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year. As the Year 2000 approaches, systems using such programs may be unable to accurately process certain date-based information. Like many other companies, the Company is continuing to assess and modify its computer applications and business processes to provide for their continued functionality. Commencing in October 1996, the Company implemented a program of evaluating its computer systems to identify areas of potential concern, both with respect to information technology and non-information technology systems (e.g., microcontrollers), remediating / replacing systems to address those potential areas of concern, and ultimately testing those changes for compliance. This continuing assessment has been implemented on a system-by-system basis and includes the readiness of external entities, such as vendors, which interface with the Company. Such program has included and will continue to include both consultation by Homeland with the vendors who provided its computer systems and internal testing by Homeland of those computer systems. The Company has completed its evaluation of systems and its detailed planning for remediating or replacing non-compliant systems. Remediation / replacement efforts are approximately 90% complete and testing procedures are approximately 95% complete. Testing procedures have included tests of certain systems for which remediation / replacement efforts were ultimately deemed unnecessary based on the positive results of such tests.

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



          A significant portion of the Company's systems were found to be Year 2000 compliant without any remediation or replacement efforts. The area of most concern for management has been the point of sale ("POS") computers used in the operation of the stores. Internal tests conducted by Homeland generally reflect that its POS software is already Year 2000 compliant; however, the Company was unable to obtain reasonable assurance and support from the software provider to corroborate the conclusions of its POS testing of the current software. As a result, the Company has elected to upgrade its POS software to the Year 2000 version which the vendor states is compliant. The incremental cost is approximately $0.4 million and such software was installed during the second quarter of 1999. Additionally, the Company will further test the software upon full installation. The Company is also replacing older power management systems which operate various systems in the stores. The installation of the new systems has been substantially completed. The estimated capital investment is $1.3 million.

          The cost of the program is not expected to exceed $2.0 million, the majority of which is described above for power management systems and upgrades to POS software. Approximately $1.0 million has been incurred as of September 11, 1999. Homeland is funding these costs under its working capital facility.

          Based on its assessment, its progress to dae, and its expectation of continued testing of systems, the Company believes that its efforts will result in Year 2000 compliance. If circumstances arise indicating the Company's and / or vendor's efforts will not be successful in achieving Year 2000 compliance, the Company believes it can develop and implement effective contingency plans in a timely manner.

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



PART II - OTHER INFORMATION

Item 3.   Submission of Matters to a Vote of Security Holders

          The Company held its 1999 Annual Meeting of Stockholders on June 30, 1999. At such meeting, Robert E. (Gene) Burris, David B. Clark, Edward B. Krekeler, Jr., Laurie M. Shahon, John A. Shields, William B. Snow and David N. Weinstein were elected to serve on the Board of Directors for a one-year term, ending at the next annual meeting.


          In the matter of the election of directors, the votes cast were as follows:

                                            For         Withhold Authority
     Robert E. (Gene) Burris             4,153,556          85,283
     David B. Clark                      4,201,608          37,231
     Edward B. Krekeler, Jr.             4,201,608          37,231
     Laurie M. Shahon                    4,199,832          39,007
     John A. Shields                     4,201,608          37,231
     William B. Snow                     4,165,753          73,086
     David N. Weinstein                  4,201,608          37,231

          In the matter of ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for Fiscal 1999, 4,233,169 votes were cast in favor of approval, 3,412 votes were cast against, and holders of 2,258 shares abstained or did not vote.

Item 4.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:  The following exhibit is filed as part of this report:

               Exhibit No.  Description

                  27        Financial Data Schedule

          (b) Report on Form 8-K: The Company did not file any Form 8-K during the quarter ended September 11, 1999.




                                  	SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               HOMELAND HOLDING CORPORATION

Date:  October 25, 1999        By:     /s/   David B. Clark
                                      David B. Clark, President, Chief Executive
                                      Officer, and Director
                                      (Principal Executive Officer)


Date:  October 25, 1999        By:     /s/   Wayne S. Peterson
                                      Wayne S. Peterson, Senior Vice President/
                                      Finance, Chief Financial Officer and
                                      Secretary
                                      (Principal Financial Officer)