Form 10-Q/A
period 1999-09-11
HOMELAND HOLDING CORP
filed 1999-11-09
CIK 835582

THIS AMENDED FORM 10-Q IS BEING SUBMITTED TO CORRECT THE NUMBER OF SHARES OUTSTANDING AS OF OCTOBER 20, 1999 ON THE COVER PAGE OF THE ORIGINAL SUBMISSION FILED WITH THE SEC ON OCTOBER 25, 1999.



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

           Homeland Holding Corporation Common Stock: 4,915,906 shares





                                  	SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               HOMELAND HOLDING CORPORATION

Date:  November 9, 1999        By:     /s/   David B. Clark
                                     David B. Clark, President, Chief Executive
                                     Officer, and Director
                                     (Principal Executive Officer)


Date:  November 9, 1999        By:     /s/   Wayne S. Peterson
                                     Wayne S. Peterson, Senior Vice President/
                                     Finance, Chief Financial Officer and
                                     Secretary
                                     (Principal Financial Officer)