Form 10-K
period 2000-01-01
HOMELAND HOLDING CORP
filed 2000-03-30
CIK 835582

UNITED STATES
                   	SECURITIES AND EXCHANGE COMMISSION
                        	Washington, D.C.  20549

                              	FORM 10-K

(Mark One)


        Annual report pursuant to Section 13 or 15(d) of the Securities
  X     Exchange Act of 1934 [No Fee Required]
        For the fiscal year ended January 1, 2000

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

    	State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 27, 2000:

        $17,716,797, based on a closing price of $4.1875 of the registrant's common stock on the NASDAQNMS.

    	Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 27, 2000:


                       	Homeland Holding Corporation
	                      Common Stock: 4,920,608 shares

    	Documents incorporated by reference: Portions of the definitive Proxy Statement for the 2000 Annual Stockholders Meeting are incorporated into
     Part III of this Form 10-K by reference.




                       HOMELAND HOLDING CORPORATION


	                              FORM 10-K
	                FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

	                          TABLE OF CONTENTS

							                                                                 Page

PART I

ITEM 1.	     BUSINESS...................................................  1

	            General....................................................  1
	            Background.................................................  1
	            AWG Transaction............................................  1
	            Restructuring..............................................  2
	            Business Strategy..........................................  2
	            Homeland Supermarkets......................................  3
	            Merchandising Strategy and Pricing.........................  5
	            Customer Services..........................................  5
	            Advertising and Promotion..................................  5
	            Products...................................................  6
	            Supply Arrangements........................................  6
	            Employees and Labor Relations..............................  7
	            Computer and Management Information Systems................  8
	            Competition................................................  8
	            Trademarks and Service Marks...............................  9
	            Regulatory Matters.........................................  9

ITEM 2.	     PROPERTIES.................................................  9

ITEM 3.	     LEGAL PROCEEDINGS..........................................	10

ITEM 4.	     SUBMISSION OF MATTERS TO A VOTE
	            OF SECURITY HOLDERS........................................	10

PART II

ITEM 5.	     MARKET FOR REGISTRANT'S COMMON EQUITY
	            AND RELATED STOCKHOLDERS MATTERS...........................	11

ITEM 6.	     SELECTED CONSOLIDATED FINANCIAL DATA.......................	11






                                  i



                                                  								           			Page

ITEM 7.     	MANAGEMENT'S DISCUSSION AND ANALYSIS
	            OF FINANCIAL CONDITION AND RESULTS
	            OF OPERATIONS..............................................	15

	            Results of Operations......................................	15
	            Liquidity and Capital Resources............................	18
	            Year 2000..................................................	23
	            Inflation/Deflation........................................	23

ITEM 8.	     FINANCIAL STATEMENTS AND
	            SUPPLEMENTARY DATA.........................................	24

ITEM 9.	     CHANGES IN AND DISAGREEMENTS WITH
	            ACCOUNTANTS ON ACCOUNTING AND
	            FINANCIAL DISCLOSURE.......................................	24

PART III

ITEM 10.	    DIRECTORS AND EXECUTIVE OFFICERS
	            OF THE REGISTRANT..........................................	25

ITEM 11.	    EXECUTIVE COMPENSATION.....................................	25

ITEM 12.	    SECURITY OWNERSHIP OF CERTAIN
	            BENEFICIAL OWNERS AND MANAGEMENT...........................	25

ITEM 13.	    CERTAIN RELATIONSHIPS AND
	            RELATED TRANSACTIONS....................................... 25

PART IV

ITEM 14.	    EXHIBITS, FINANCIAL STATEMENT
	            SCHEDULES AND REPORTS ON FORM 8-K..........................	26









                                   ii





                                                                        Page


SIGNATURES.............................................................	II-1

INDEX TO FINANCIAL STATEMENTS AND EXHIBITS.............................  F-1

EXHIBIT INDEX..........................................................	 E-1
















                                   iii





                       	HOMELAND HOLDING CORPORATION

	                               FORM 10-K
	                FOR THE FISCAL YEAR ENDED JANUARY 1, 2000



ITEM 1.	    	BUSINESS

General

	         	Homeland Holding Corporation ("Holding"), through its wholly-owned subsidiary, Homeland Stores, Inc. ("Homeland") and Homeland's wholly-owned subsidiary, JCH Beverage, Inc. ("JCH") and JCH's wholly-owned subsidiary, SLB
Marketing, Inc. (collectively referred to herein as the "Company"), is a leading supermarket chain in the Oklahoma, southern Kansas and Texas Panhandle region.
The Company operates in four distinct market places: Oklahoma City, Oklahoma;
Tulsa, Oklahoma; Amarillo, Texas; and certain rural areas of Oklahoma, Kansas and Texas.  As of January 1, 2000, the Company operates 80 stores throughout these markets.

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


	         	AWG is a buying cooperative which sells groceries on a wholesale basis to its retail member stores.  AWG serves more than 800 member stores located in a ten state region with approximately $3.4 billion in revenues in
1999.

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

Restructuring

	         	On May 13, 1996, Holding and Homeland filed voluntary petitions under
Chapter 11 of the United States Bankruptcy Code with the United States
Bankruptcy Court for the District of Delaware (the "Bankruptcy Court").
Simultaneously with such filings, the Company submitted a "pre-arranged" plan of reorganization which set forth the terms of the restructuring of the Company
(the "Restructuring").  The purpose of the Restructuring was to substantially reduce the Company's debt service obligations and labor costs and to create a capital and cost structure that would allow the Company to maintain and enhance the competitive position of its business and operations.  The Restructuring was negotiated with, and supported by, the lenders under the Company's then existing revolving credit facility, an ad hoc committee (the "Noteholders Committee")
representing approximately 80% of the Company's outstanding Old Notes and the
Company's labor unions.  The Bankruptcy Court confirmed the Company's First
Amended Joint Plan of Reorganization, as modified (the "Plan of Reorganization")
on July 19, 1996, and the Plan of Reorganization became effective on August 2,
1996 (the "Effective Date").

Business Strategy

	         	The Company's general business strategy is to improve the sales and profitability of its core business through a consumer marketing strategy which positions the Company as a faster, fresher, better alternative to other food outlets.  Usage of the Homeland Savings Card as a relationship marketing tool, as well as strong weekly promotions communicated through extensive use of print, television and radio are intended to help the Company achieve this business strategy.  The Company is committed to high quality perishable departments and quick and friendly checkout.


	         	In addition to improving its current base of stores, the Company seeks to leverage its costs and buying power through acquisitions that will improve market share, sales and earnings.

	         	Having been in its market for more than 67 years (through its predecessor Safeway), the Company enjoys a high recognition with its customers.
The Company continues to build this rapport with its customers by participating in local community events and offering the "Apples for Students" program, whereby schools can obtain computers and other educational products by collecting Homeland receipts.  The Company is also a major sponsor of the Easter
Seals program in its markets.

	         	The Company's plan also involves reviewing marginal and unprofitable stores for closing and reviewing new sites, independent stores or new markets for growth in its market share.  In 1997, the Company acquired 4 stores, two in
Oklahoma City, Oklahoma, one in Shawnee, Oklahoma and one in Lawton, Oklahoma.
The Company closed 1 store in Amarillo, Texas in 1998.  During 1999, the Company completed the acquisition of 9 stores located in eastern Oklahoma, one of which was subsequently closed, completed the acquisition of 4 stores in Muskogee,
Oklahoma, and closed 1 store in Yukon, Oklahoma.  In the first quarter of 2000, the Company completed the acquisition of 3 stores located in Oklahoma City,
Oklahoma, and signed a letter of intent for the purchase of 4 stores, 3 of which are in Oklahoma City, and one in Lawton, Oklahoma.

	         	For additional information, see also "Management's Discussion and
Analysis of Financial Condition and Results of Operations -- Liquidity and
Capital Resources."

Homeland Supermarkets

	         	The Company's current network of stores features three basic store formats. The Company's conventional stores are primarily in the 21,000 total square feet range and carry the traditional mix of grocery, meat, produce and general merchandise products.  These stores contain more than 20,000 stock keeping units, including food and general merchandise.  Sales volumes of conventional stores range from $60,000 to $110,000 per week.  The Company's superstores are in the 36,000 total square feet range and offer, in addition to the traditional departments, two or more specialty departments.  Sales volumes of superstores range from $80,000 to $270,000 per week. The Company's combo store format includes stores of approximately 45,000 total square feet and larger and was designed to enable the Company to expand shelf space devoted to general merchandise.  Sales volumes of combo stores range from $150,000 to
$270,000 per week.  The Company's new stores and certain remodeled locations have incorporated the Company's new, larger superstore and combo formats.

	         	Of the 80 stores operated by the Company as of January 1, 2000, 18 are conventional stores, 49 are superstores and 13 are combo stores.


	         	The chart below summarizes Homeland's store development over the last three fiscal years:

                                                   Fiscal Year Ended
                                      			1/1/00   		   1/2/99  	    1/3/98 (1)

Average sales per store (2)
  (in millions)		                        $  7.8	        $ 7.6	       $ 7.9

Average total square feet
  per store		                            35,786	       37,473	      37,232

Average sales per
  square foot (2)		                        $206	         $206	        $212

Number of stores:
  Stores at start of period		                69	           70	          66
  Stores remodeled		                          5	            8	           7
  New stores opened		                        13	            0	           4
  Stores sold or closed		                     2	            1	           0
  Stores at end of period		                  80	           69	          70

Size of stores:
  Less than 25,000 sq. ft.		                 13	            7	           7
  25,000 to 35,000 sq. ft.		                 28	           25	          28
  35,000 sq. ft. or greater 		               39	           37	          35

Store formats:
  Conventional		                             18	           10	          10
  SuperStore 		                              49	           47	          49
  Combo		                                    13	           12	          11

(1) 53 weeks' data.
(2) For those stores open entire fiscal year.

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


Merchandising Strategy and Pricing

	         	The Company's merchandising strategy emphasizes a competitive pricing structure, as well as leadership in quality products and service, selection, convenient store locations, specialty departments and perishable products (i.e., meat, produce, bakery and seafood).  The Company's strategy is to price competitively with targeted supermarket operators in each market area.  The
Company also offers double coupons, with some limitations, in all areas in which it operates.

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

Advertising and Promotion

	         	All advertising and promotion decisions are made by the Company's corporate merchandising and advertising staff.  The Company's advertising strategy is designed to enhance its value-oriented merchandising concept and emphasize its reputation for variety and quality. Accordingly, the Company is focused on presenting itself as a competitively-priced, promotions-oriented operator that offers value to its customers and an extensive selection of high quality merchandise in clean, attractive stores.  This strategy allows the
Company to accomplish its marketing goals of attracting new customers and building loyalty with existing customers.  In addition, signage in the stores calls attention to various in-store specials thereby creating a friendlier and more stimulating shopping experience.

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


	         	In September 1995, the Company introduced a customer loyalty card called the "Homeland Savings Card" in its Amarillo, Texas stores.  The Company introduced the "Homeland Savings Card" in its other stores in August 1996. The
Company has not only used the card as a promotional tool but has begun to use the data gained from card users to target product and service offerings in order to increase the levels of loyalty among targeted customers.

Products

	         	The Company provides a wide selection of name-brand and private label products to its customers.  All stores carry a full line of meat, dairy, produce, frozen food, health and beauty care and selected general merchandise.
As of the close of fiscal year 1999, approximately 81% of the Company's stores had service delicatessens and/or bakeries and approximately 59% had in-store pharmacies.  In addition, some stores provide additional specialty departments that offer ethnic food, fresh and frozen seafood, floral services and salad bars.

	         	As a result of the Company's supply relationship with AWG, the
Company's stores also offer AWG private label goods, including Best Choicer and
Always Saver.

	         	Private label products generally represent quality and value to customers and typically contribute to a higher gross profit margin than national brands.  The promotion of private label products is an integral part of the
Company's merchandising philosophy of building customer loyalty as well as improving the Company's "pricing image."  The Company intends to use the Best
Choicer line of products as the main vehicle to accomplish these goals.

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


	         	The Company purchases goods from AWG on an open account basis.  AWG requires that each member's account be secured by a letter of credit or certain other collateral in an amount based on such member's estimated weekly purchases through the AWG distribution center.  The Company's open account with AWG, as of
January 1, 2000, is secured by a $0.9 million letter of credit (the "AWG Letter of Credit") issued in favor of AWG by NBC.  In addition, the Company's obligations to AWG are secured by a first lien on all "AWG Equity" owned from time to time by the Company, which includes, among other things, AWG membership stock, the Company's right to receive monthly payments and certain other rebates, refunds and other credits owed to the Company by AWG (including patronage refund certificates, direct patronage or year-end patronage and concentrated purchase allowances).

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

Employees and Labor Relations

	         	At January 1, 2000, the Company had a total of 5,452 employees, of whom 3,943, or approximately 72%, were employed on a part-time basis.  The
Company employs 5,354 in its supermarket operations. The remaining employees are corporate and administrative personnel.


	         	The Company is the only unionized grocery chain in its market areas.
Approximately 92% of the Company's employees are union members, represented primarily by the United Food and Commercial Workers of  North America
("UFCWNA").

Computer and Management Information Systems

	         	The Company utilizes client/server systems in order to enhance its information management capabilities and improve its competitive position.  The systems include the following features: time and attendance, human resource, accounting and budget tracking, and scan support and merchandising systems. In
1997, the Company installed a direct store delivery system and a check verification and credit card system.  The Company installed a centralized scale and pricing system for its meat, deli and bakery departments in 1998.

	         	The Company has scanning checkout systems in all of its 80 stores.
The Company will continue to invest and upgrade its scanning and point-of-sale systems to improve efficiency. The Company utilizes the information collected through its scanner systems to track sales and to coordinate purchasing.  The
Company also utilizes the information collected on the purchases made by its
"Homeland Savings Card" holders to target its promotional activities on this market segment.  See "Business -- Advertising and Promotion" and "Management's
Discussion and Analysis of Financial Condition and Results of Operations -- Year
2000."

Competition

	         	The supermarket business in the Company's market area is highly competitive, but very fragmented, and includes numerous independent operators.
The Company estimates that these operators represent a substantial percentage of its markets.  The Company also competes with larger store chains such as
Albertson's and Wal-Mart, which operate 28 stores and 20 stores, respectively, in the Company's market areas, "price impact" stores such as Crest, large independent store groups such as IGA, regional chains such as United and discount warehouse stores.

	         	The Company is a leading supermarket chain in Oklahoma, southern
Kansas and the Texas Panhandle region. The Company attributes its market position to certain advantages it has over certain of its competitors including its high quality perishable departments, effective advertising, excellent long-
standing store locations and a strong reputation within the communities in which the Company operates.

	         	The Company's business has been adversely affected in recent years by the entry of new competition into the Company's key markets, which has resulted in a decline in the Company's comparable store sales in 1997 and 1998. In 1997, there were 8 competitive openings in the Company's market area, including 3 new
Wal-Mart Supercenters and 2 new Albertson's.  In 1998, there were 7 additional competitive openings, including 4 new Wal-Mart Supercenters and 3 new independent stores. In 1999, the Company's comparable sales increased despite


8 competitive openings, including 4 new Albertson's, 3 new Wal-Mart Supercenters and one new independent store. Based on information publicly available, the Company expects that, during 2000, Wal-Mart will open 5 new Supercenters and 6 Neighborhood Markets, and independents will open 4 new stores in the Company's markets.

Trademarks and Service Marks

	         	During the transition from "Safeway" to "Homeland," the Company was able to generate a substantial amount of familiarity with the "Homeland" name.
The Company continues to build and enhance this name recognition through promotional advertising campaigns. The "Homeland" name is considered material to the Company's business and is registered for use as a service mark and trademark.  The Company has received federal and certain state registrations of the "Homeland" mark as a service mark and a trademark for use on certain products.  The Company also received a federal registration of the service mark
"A Good Deal Better."

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

ITEM 2.	PROPERTIES

	         	Of the 80 supermarkets operated by the Company, 15 are owned by
Homeland and the balance are held under leases which expire at various times between 2000 and 2030. Most of the leases are subject to up to six (6) five-year renewal options.  Out of 65 leased stores, only 6 have terms (including option periods) of fewer than 10 years remaining.  Most of the leases require the payment of taxes, insurance and maintenance costs and many of the leases provide for additional contingent rentals based on sales in excess of certain stipulated amounts. No individual store operated by Homeland is by itself material to the financial performance or condition of Homeland as a whole.

	         	Substantially all of the Company's properties are subject to mortgages and security agreements securing the borrowings under the Loan
Agreement and a number of the stores acquired from AWG and its retail members are subject to mortgages and security agreements in favor of AWG.  See
"Management's Discussion and Analysis of Financial Conditions and Results of
Operations -- Liquidity and Capital Resources."


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

	         	No matters were submitted by Holding to a vote of Holding's security holders during the quarter ended January 1, 2000.


                                PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

	         	The Common Stock of Holding commenced public trading on the Nasdaq
National Market System ("Nasdaq/NMS") on April 14, 1997. High and low sales prices of the Common Stock as reported by Nasdaq/NMS for each fiscal quarter of
1998 and 1999 are listed below:

	                                            High 	       Low
		             March 28, 1998             		$8.250     		$5.375
		             June 20, 1998	 		            $8.063		     $6.250
		             September 12, 1998		         $7.563		     $4.188
		             January 2, 1999            		$5.000	     	$3.000
		             March 27, 1999		             $4.000		     $3.000
		             June 19, 1999			             $3.625		     $2.875
		             September 11, 1999		         $4.125		     $3.000
		             January 1, 2000		            $3.938		     $3.281

	         	On March 27, 2000, there were 922 stockholders of record.  As additional claims are resolved pursuant to the Plan of Reorganization, the
Company expects that the number of stockholders will increase, assuming that there is no change in the number of current stockholders.

	         	No cash dividends were declared or paid since the effective date of the Plan of Reorganization.  Holding is restricted from paying dividends by the
Loan Agreement and Indenture.  See "Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Liquidity and Capital
Resources."

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

	         	The following table sets forth selected consolidated financial data of the Company which has been derived from financial statements of the Company for the 52 weeks ended January 1, 2000, the 52 weeks ended January 2, 1999, the
53 weeks ended January 3, 1998, and the 20 weeks ended December 28, 1996
(Successor Company), the 32 weeks ended August 10, 1996 (Predecessor Company), and the 52 weeks ended December 30, 1995 (Predecessor Company), respectively.
See "Notes to Selected Consolidated Financial Data" for additional information.


      	   	As discussed in "Business -- Restructuring," the Company emerged from
Chapter 11 proceedings effective August 2, 1996.  For financial reporting purposes, the Company accounted for the consummation of the Restructuring effective as of August 10, 1996.  The Company has adopted "fresh-start"
reporting pursuant to SOP No. 90-7.  The periods prior to the Restructuring have been designated "Predecessor Company" and the periods subsequent to the
Restructuring have been designated "Successor Company."  Because of the adjustments associated with the adoption of "fresh-start" reporting, historical financial data of the Predecessor Company and Sucessor Company is not necessarily comparable.

	         	The selected consolidated financial data should be read in conjunction with the respective consolidated financial statements and notes thereto which are contained elsewhere herein.



                                       (In thousands, except per share amounts)

                                                                Successor Company
                                                  52 weeks     52 weeks      53 weeks     20 weeks
                                                   ended        ended         ended        ended
                                                   1/1/00       1/2/99        1/3/98       12/28/96

Summary of Operating Data:

  Sales, net  		                                 $ 559,554 	  $ 529,576 	   $ 527,993	   $ 204,026

  Cost of sales		                                  425,394 	    402,261 	     401,691	     154,099

  Gross profit	                                    134,160      127,315       126,302       49,927

  Selling and administrative expenses		            120,594      114,335	      112,590	      43,995

  Operational restructuring costs (1)                 -            -             -            -

  Amortization of excess reorganization value (2)    6,890 	     13,672 	      14,527        5,819

  Asset impairment	                                    925         -             -            -

  Operating profit (loss)	                           5,751         (692)	        (815)	        113

  Gain (loss) on disposal of assets	                   (15)          34	         (117)	        (90)

  Interest income	                                     569          426	          385	          56

  Interest expense                                  (9,011)	     (8,484)	      (8,408)	     (3,199)

  Income (loss) before reorganization items, income
   taxes and extraordinary items		                  (2,706)	     (8,716)	      (8,955)	     (3,120)

  Reorganization items (3)                    		      -	           -	            -	           -

  Income tax provision                              (1,588)	     (1,875)	      (1,689)	       -

  Loss before extraordinary items		                 (4,294)	    (10,591)	     (10,644)      (3,120)

  Extraordinary items (4) (5)	                        -	           -	            -	           -

  Net income (loss)		                               (4,294)	    (10,591)	     (10,644)	     (3,120)

  Reduction in redemption value -
    redeemable common stock		                         -	           -	            -	           -

  Net income (loss) available to common
    stockholders		                               $  (4,294) 	 $ (10,591) 	  $ (10,644) 	 $  (3,120)

  Basic and diluted net income (loss) per
    common share (6)		                           $   (0.87)	  $   (2.18)	   $   (2.23)	  $   (0.66)


  Consolidated Balance Sheet Data:	                 1/1/00       1/2/99        1/3/98     12/28/96

   Total assets		                                $ 167,854	   $ 159,204	    $ 166,041	   $ 168,486

   Long-term obligations, including current
     portion of long-term obligations  		        $ 100,785	   $  89,979	    $  86,002	   $  80,568

   Redeemable common stock	 	                    $    - 	     $    -	       $    -	      $    -

   Stockholders' equity (deficit)		              $  27,654 	  $  31,868	    $  42,324	   $  52,941
                                                                                         continued

                                                      Predecessor Company
                                                    32 weeks       52 weeks
                                                     ended          ended
                                                     8/10/96       12/30/95
Summary of Operating Data:continued

  Sales, net                                       $ 323,747      $ 630,275

  Cost of sales                                      244,423        479,119

  Gross profit                                        79,324        151,156

  Selling and administrative expenses                 73,183        144,052

  Operational restructuring costs (1)                      -         12,639

  Amortization of excess reorganization value (2)          -              -

  Asset impairment                                         -              -

  Operating profit (loss)                              6,141         (5,535)

  Gain (loss) on disposal of assets                      114         (8,349)

  Interest income                                         69            416

  Interest expense                                    (5,639)       (15,992)

  Income (loss) before reorganization items, income
   taxes and extraordinary items                         685        (29,460)

  Reorganization items (3)                           (25,996)             -

  Income tax provision                                     -              -

  Loss before extraordinary items                    (25,311)       (29,460)

  Extraordinary items (4)(5)                          63,118         (2,330)

  Net income (loss)                                   37,807        (31,790)

  Reduction in redemption value -
   redeemable common stock                                 -            940

  Net income (loss) available to common
   stockholders                                    $  37,807      $ (30,850)

  Basic and diluted net income (loss) per
   common share (6)                                $    1.16      $   (0.93)


  Consolidated Balance Sheet Data:                   8/10/96       12/30/95

   Total assets                                    $ 129,679      $ 137,582

   Long-term obligations, including current
    portion of long-term obligations               $ 124,411      $ 124,242

   Redeemable common stock                         $      17      $      17

   Stockholders' equity (deficit)                  $ (38,057)     $ (28,106)


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

(2)  	The Company's reorganization value in excess of amounts allocable to identifiable assets, established in accordance with "fresh-start" reporting, of $40,908 was amortized on a straight-line basis over three years. The excess reorganization value was fully amortized during the Company's third quarter ended September 11, 1999.

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

(5)	  Extraordinary items during 1995 included the payment of $906 in premiums and consent fees on the redemption of $15,600 of the Company's previous secured notes and the write-off of $1,424 in unamortized financing costs related to the previous secured notes so redeemed and the prior revolving credit facility.

	(6)	 Common Stock held by management investors prior to the Effective Date is presented as redeemable common stock and excluded from stockholder's equity since the Company had agreed to repurchase such shares under certain defined conditions, such as death, retirement or permanent disability.  In addition, net income (loss) per common share reflects the accretion in/reduction to redemption value as a reduction/increase in income available to all common stockholders.

ITEM 7.   	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Results of Operations

	 	General

			        The table below sets forth selected items from the Company's
Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                                       Fiscal Year
      	                                         1999       1998	  	   1997

Sales, net 		                                 100.00%	   100.00%	   100.00%
Cost of sales		                                76.02	     75.96	     76.08
 Gross profit 		                               23.98	     24.04	     23.92

Selling and administrative expenses		          21.55	     21.59	     21.32
Amortization of excess
 reorganization value 		                        1.23	      2.58	      2.75
Asset impairment		                              0.17	       -	         -
Operating profit (loss)		                       1.03	     (0.13)	    (0.15)
Gain (loss) on disposal of assets		              -	        0.01		    (0.02)
Interest income		                               0.10	      0.08	      0.07
Interest expense		                             (1.61)	    (1.60)		   (1.59)
Loss before income taxes		                     (0.48)	    (1.64)		   (1.69)
Income tax provision	                      	   (0.28)	    (0.36)		   (0.32)

Net loss                               	  	    (0.76)%	   (2.00)%    (2.01)%


	         	Comparison of Fifty-Two Weeks Ended January 1, 2000 ("1999"), with
Fifty-Two Weeks Ended January 2, 1999 ("1998").

	         	Net sales increased $30.0 million, or 5.7%, from $529.6 million for
1998 to $559.6 million for 1999.  The increase in sales is attributable to the acquisition of nine stores in April 1999, the acquisition of four stores in
November 1999, and a 1.2% increase in comparable store sales, partially offset by the closing of one store in 1999.  The increase in comparable store sales during 1999 was achieved despite 8 competitive openings, including 4 new
Albertson's, 3 new Wal-Mart Supercenters and 1 new independent store, the loss of sales during the remodeling of Company stores, and limited inflation in selected food categories. The Company is conducting an ongoing store development and remodeling program, and believes that it will continue to experience temporary disruptions and lost sales during store remodelings in the future.
Sales in comparable stores were positively impacted by grand opening events at certain of the Company's stores, incremental improvements from continued usage of frequency card based promotions and direct marketing efforts, and additional sales in the final week of the year attributable to year 2000 events.

	         	Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on comparable store sales and net sales.  As a result of competitive openings during the first quarter of fiscal year 2000, the advancement of purchases by customers into the final week of 1999 due to uncertainty with the year 2000 year
-end transition, the cycling of strong promotions in the first quarter of 1999, and the mild winter weather in the Company's trade areas, management believes that comparable store sales will decline approximately 2.0% to 3.0%, during the first quarter of 2000.  In response to this highly competitive environment, the
Company intends to build on its strengths which consist of: (a) high quality perishable departments; (b) market position and competitive pricing; (c)
customer service; (d) excellent locations; and (e) the "Homeland Savings Card,"
a customer loyalty card program. The Company is upgrading its stores by focusing its capital expenditures on projects that will improve the overall appeal of its stores to targeted customers and is using its merchandising strategy to emphasize a competitive pricing structure, as well as leadership in quality products and services, selection and convenient store locations. Additionally, the in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its Homeland Savings Card which allows customers with the card the opportunity to purchase over 2,000 items at a reduced cost each week.
Finally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets.

	         	Gross profit as a percentage of sales of 24.0% was the same as in
1998. Gross profit margin reflects the impact of specific promotional activities as the Company responded to certain new competitive store openings and special advertisements for the grand openings of the Company's remodeled and acquired stores; the increased cost of goods for pharmaceutical products; and, the increased shrink in certain perishable departments. The pressure on gross profit margin described above was offset by a general improvement in the management of promotional spending and the implementation of initiatives to lower cost of goods.

          	Selling and administrative expenses as a percentage of sales of 21.6%
was the same as in 1998.  The expense ratio includes improvements in labor productivity; reductions in costs associated with advertising expenditures;
increased sales which has allowed the Company to leverage certain fixed and administrative costs; the reduction in reserves for general liability expenses as a result of improved claims experience by the Company; and, the return of net premiums relating to the final settlement of pre-bankruptcy workers compensation claims.  The improvements in the expense ratio described above were offset by an increase in expenses associated with the acquired stores, an increase in depreciation costs attributable to the Company's capital expenditure program for store remodels and maintenance and modernization, and an increase in the reserve for doubtful accounts relating to the uncertainty of an accounts receivable from one of the Company's vendors.  The Company continues to review alternatives to reduce selling and administrative expenses and cost of sales in order
to provide opportunities to pass additional savings along to its customers in the form of price reductions in certain categories.

	         	The amortization of the excess reorganization value amounted to $6.9 million in 1999.  The excess reorganization value was amortized over three years, on a straight-line basis, and became fully amortized in the third quarter of 1999.

	         	The Company recorded an asset impairment provision in the amount of
$0.9 million related to a previously closed store.  The provision reduced the carrying value of the real property to a current estimate of fair value.

	         	Interest expense, net of interest income, increased $0.3 million from
$8.1 million in 1998 to $8.4 million in 1999.  The increase reflects additional interest expense attributable to the acquired stores and increases in variable interest rates, partially offset by additional interest income from the interest bearing certificates of AWG.  During 2000, the Company anticipates that interest expense will increase due to the increased debt and additional increases in variable interest rates.  See "Liquidity and Capital Resources."

	         	The Company recorded $1.6 million of income tax expense for 1999, of which $1.5 million was deferred income tax. In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. Additionally, upon the completion of the amortization of reorganization value in excess of amounts allocable to identifiable assets, the tax benefit realized from utilizing the pre-
reorganization net operating loss carryforwards is recorded as a reduction of other intangibles existing at the reorganization date until reduced to zero and then as an increase to stockholder's equity.  At January 1, 2000, the Company had a tax net operating loss carryforward of approximately $29.5 million, which may be utilized to offset future taxable income to the limited amount of $5.1 million for 2000 and $3.3 million each year thereafter.  Due to the uncertainty of realizing future tax benefits, a full valuation allowance was deemed necessary to entirely offset the net deferred tax assets as of January 1, 2000.
If the Company's current trend toward profitability continues, then net deferred tax assets of up to $16.2 million could be recognized.

	         	EBITDA (as defined hereinafter) increased $1.4 from $22.9 million, or
4.3% of sales, in 1998 to $24.3 million, or 4.4% of sales in 1999.  The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

	         	Comparison of Fifty-Two Weeks Ended January 2, 1999 ("1998"), with
Fifty-Three Weeks Ended January 3, 1998 ("1997").

	         	Net sales increased $1.6 million, or 0.3%, from $528.0 million for
1997 to $529.6 million for 1998.  Fiscal 1997 was a 53-week year for the
Company.  Excluding the net sales for the 53rd week in 1997, net sales increased

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

	         	The Company recorded $1.9 million of income tax expense for 1998, of which $1.7 million was deferred income tax.  At January 2, 1999, the Company had a tax net operating loss carryforward of approximately $36.2 million.

	         	EBITDA increased $0.7 from $22.2 million, or 4.2% of sales, in 1997 to $22.9 million, or 4.3% of sales in 1998.

Liquidity and Capital Resources

	         	Debt.  The primary sources of liquidity for the Company's operations have been borrowings under credit facilities and internally generated funds.

           On December 17, 1998, the Company entered into a Loan Agreement with NBC, as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Whitehall Business Credit, Inc., under which these lenders provide a working capital and letter of credit facility ("Revolving Facility"), a term loan ("Term Loan") and an acquisition term loan ("Acquisition Term Loan") through August 2, 2002.

          	The Loan Agreement, as amended, permits the Company to borrow under the Revolving Facility up to the lesser of (a) $37.0 million or (b) the applicable borrowing base.  Funds borrowed under the Revolving Facility are available for general corporate purposes of the Company.

          	The Term Loan, which is presently $5.8 million, represents the balance of $10.0 million borrowed under the prior loan agreement to finance costs and expenses associated with the consummation of the Restructuring and the Company is required to make quarterly principal paydowns of approximately $0.4 million. The Acquisition Term Loan presently permits borrowings of up to $5.0 million (though no amount is presently outstanding) in connection with permitted acquisitions.

          	The interest rate payable quarterly under the Loan Agreement is based on the prime rate publicly announced by National Bank of Canada from time to time in New York, New York plus a percentage which varies based on a number of factors, including: (a) whether it is the Revolving Facility or the Term Loan and the amount, if any, which is part of the Acquisition Term Loan; (b) the time period; and (c) whether the Company elects to use a London Interbank Offered
Rate.

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

         		As of the Effective Date, the Company entered into an Indenture with
Fleet National Bank (predecessor to State Bank and Trust Company), as trustee, under which the Company issued $60.0 million of 10% Senior Subordinated Notes due 2003 ("New Notes"). The New Notes, which are unsecured, will mature on
August 1, 2003.  Interest on the New Notes accrues at the rate of 10% per annum and is payable on February 1 and August 1 of each year.

	         	The Indenture contains certain customary restrictions on acquisitions, asset sales, consolidations and mergers, distributions, indebtedness, transactions with affiliates and payment of dividends.

	         	Working Capital and Capital Expenditures.  The Company's primary sources of capital have been borrowing availability under the Revolving Facility and cash flow from operations, to the extent available.  The Company uses the available capital resources for working capital needs, capital expenditures and repayment of debt obligations.

         		The Company's EBITDA (earnings before net interest expense, taxes, depreciation and amortization, asset impairment, and gain/loss on disposal of assets), as presented below, is the Company's measurement of internally-
generated operating cash for working capital needs, capital expenditures and payment of debt obligations:

                               52 Weeks Ended   52 Weeks Ended   53 Weeks Ended
                              January 1, 2000  January 2, 1999  January 3, 1998

Loss before income taxes         $ (2,706)  	     $ (8,716)  	     $ (8,955)

Interest income	                     (569)	           (426)	           (385)

Interest expense     	              9,011	           8,484	           8,408

(Gain) loss on disposal of assets	     15	             (34)	            117

Amortization of excess
 reorganization value              	6,890	          13,672	          14,527

Asset impairment	                     925	               -	               -

Depreciation and amortization      10,774	           9,923       	    8,525

EBITDA     	                     $ 24,340	        $ 22,903	        $ 22,237

As a percentage of sales            	4.35%	           4.32% 	          4.21%

As a multiple of interest expense,
 net of interest income             	2.88x 	          2.84x	           2.77x

	         	Net cash provided by operating activities increased $1.2 million, from $10.5 million in 1998 to $11.7 million in 1999.  The increase principally reflects an increase in EBITDA and an increase in trade payables partially offset by an increase in inventory.

	         	Net cash used in investing activities decreased $1.0 million, from
$11.6 million in 1998 to $10.6 million in 1999.  The Company invested $9.0 million, $12.4 million, and $14.0 million in capital expenditures for 1999,
1998, and 1997, respectively.

	         	In April 1999, the Company completed its acquisition of nine stores from AWG, in eastern Oklahoma.  The net purchase price was $1.3 million which represents $5.6 million for real property, fixtures and equipment, goodwill and a non-compete agreement, plus $2.3 million for inventory, $0.2 million for transaction costs, offset by $6.8 million in long-term debt assumed by the
Company.  The Company acquired title to one store and leases the remaining eight from AWG.  The one store to which Homeland acquired title in Pryor,
Oklahoma, was closed (and subsequently sold to a non-grocery user) as a result of the proximity to an existing Company store.  The Company financed this acquisition principally through the assumption of $6.8 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the nine stores.  Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG which related to inventory and the Pryor store which was sold.  Therefore, AWG released its security interest in the assets relating to the Pryor store and the inventory.

	         	In November 1999, the Company completed its acquisition of four stores from Brattain Foods, Inc. ("BFI"), in Muskogee, Oklahoma.  The net
purchase price was $1.1 million which represents $6.0 million for fixtures and equipment, goodwill and a non-compete agreement, plus $1.9 million for inventory, $0.2 million for transaction costs, offset by $7.0 million of long-
term debt (BFI's obligation to AWG) assumed by the Company.  The Company will lease three of the stores from AWG and lease the fourth from a third party.  The
Company financed this acquisition principally through the assumption of $7.0 million in long-term debt, together with increased borrowings under its
Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the four stores.
Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory.

	         	As of January 1, 2000, the Company had an outstanding balance on these assumed obligations to AWG of $8.4 million.  The loans have a seven year term with principal and interest payments scheduled each week, and have a variable interest rate equal to the prime rate plus 100 basis points.  Under the various agreements of both acquisitions, the individual markets where the stores are located are subject to non-compete, supply and right-of-first-refusal agreements with AWG.  In addition to the other customary terms associated with a right-of-first refusal agreement, the right-of-first refusal agreement provides for the repurchase by AWG of the stores based upon the occurrence of certain exercise events.  The exercise events include, among other events, a change in control of Homeland and a transfer of more than 20% of the ownership interest of Holding or Homeland.

	         	Net cash used in financing activities increased $7.1 million, from
$4.2 million provided by financing activities in 1998 to $2.9 million used in financing activities in 1999.  The increase primarily reflects the principal payments made to AWG under the terms of the obligations assumed by the Company in conjunction with the 1999 acquisitions.

         		The Company considers its capital expenditure program a critical and strategic part of the overall plan to support its market competitiveness.  Cash capital expenditures for 2000 are expected to be at approximately $10.0 million.
The Loan Agreement limits the Company's capital expenditures for 2000 to $13.0 million plus $2.6 million in carryover from the previous year, and $2.6 million for capital expenditures which are financed through capital leases or equipment loans.  The estimated 2000 capital expenditures of $10.0 is expected to be invested primarily in remodeling and maintenance of certain stores and does not include provisions for acquisitions. The funds for the capital expenditures are expected to be provided by internally-generated cash flows from operations and borrowings under the Loan Agreement.  As of January 1, 2000, the Company had
$23.2 million of borrowings, $0.9 million of letters of credit outstanding and
$9.8 million of availability under its Revolving Facility.

	         	On January 18, 2000, the Company entered into an agreement in principle to acquire three Price Chopper Stores, in Oklahoma City, operated by
Belton Food Center, Inc. ("BFC").  On February 29, 2000, the Company completed its acquisition of these three stores from BFC.  The net purchase price was $0.2 million which represents $4.2 million for fixtures and equipment, leasehold improvements, and goodwill, plus $2.0 million for inventory, $0.2 million for transaction costs, offset by $6.2 million of long-term debt (BFC's obligation to
AWG) assumed by the Company.  The Company will lease all three of the stores from AWG. The Company financed this acquisition principally through the assumption of $6.2 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the three stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore,
AWG released its security interest in the inventory.

          	On February 18, 2000, the Company signed a letter of intent with Fleming Companies Inc. for the purchase of four Baker's Supermarkets, including one store which is under construction. Consummation of the transaction, which is expected during the second quarter of 2000, is subject to, among other things, the execution of a definitive purchase agreement, completion of due diligence, and certain customary closing conditions. The financing for this acquisition will be accomplished through the utilization of the Company's Revolving Facility.

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

	         	Information discussed herein includes statements that are forward-
looking in nature, as defined in the Private Securities Litigation Reform Act.
As with any forward-looking statements, these statements are subject to a number of factors and assumptions, including competitive activities, economic conditions in the market area and results of its future capital expenditures.
In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements.

Year 2000

	         	The Year 2000 issue results from computer programs being written using two digits rather than four to define the applicable year.  As the Year
2000 approached, systems using such programs were projected to be unable to accurately process certain date-based information. Commencing in October 1996, the Company implemented a program of evaluating its computer systems to identify areas of potential concern, both with respect to information technology and non-
information technology systems (e.g., microcontrollers), remediating / replacing systems to address those potential areas of concern, and ultimately testing those changes for compliance. This assessment was implemented on a system-by-
system basis and included the readiness of external entities, such as vendors, which interface with the Company.  The Company assessed its vendors' Year 2000 readiness through the review of questionnaires circulated to its vendors, consultation by the Company with the vendors who provided its computer systems and internal testing by the Company of those computer systems. During 1999, the
Company completed the evaluation of systems, the remediation / replacement efforts and the testing procedures.  Through testing procedures, a significant portion of the Company's systems were found to be Year 2000 compliant without any remediation or replacement efforts.

	         	The area of most concern for management had been the point of sale
("POS") systems and power management systems which operate various systems in the stores.  These systems were upgraded or replaced prior to January 1, 2000.

	         	The total cost of the program was approximately $2.0 million, the majority of which was for upgrades to POS software and replacement of power management systems described above.  The Company has funded these costs under its Revolving Facility.

	         	The Company has not experienced any material disruptions to its business as a result of Year 2000 issues relating to Company systems or its primary vendors' Year 2000 readiness. Management will continue to monitor the extent of such compliance and the effects associated with any non-compliance.

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
           FINANCIAL DISCLOSURE

		         None.




                                  24


                               PART III

ITEM 10.	  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

	         	In accordance with the provisions of General Instruction G (3), the information required by this item will be contained in the Company's Proxy
Statement for its Annual Stockholders Meeting to be held June 1, 2000, to be filed with the Securities and Exchange Commission within 120 days after January
1, 2000, and is incorporated herein by reference thereto.

ITEM 11.	  EXECUTIVE COMPENSATION

	         	In accordance with the provisions of General Instruction G (3), the information required by this item will be contained in the Company's Proxy
Statement for its Annual stockholders Meeting to be held June 1, 2000, to be filed with the Securities and Exchange Commission within 120 days after January
1, 2000, and is incorporated herein by reference thereto.

ITEM 12.	  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

	         	In accordance with the provisions of General Instruction G (3), the information required by this item will be contained in the Company's Proxy
Statement for its Annual Stockholders Meeting to be held June 1, 2000, to be filed with the Securities and Exchange Commission within 120 days after January
1, 2000, and is incorporated herein by reference thereto.

ITEM 13.	  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	         	In accordance with the provisions of General Instruction G (3), the information required by this item will be contained in the Company's Proxy
Statement for its Annual Stockholders Meeting to be held June 1, 2000, to be filed with the Securities and Exchange Commission within 120 days after January
1, 2000, and is incorporated herein by reference thereto.




                                  25


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





                                  26


                               SIGNATURES


	         	Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         					          HOMELAND HOLDING CORPORATION


Date:  March 28, 2000                   By:   / s /   David B. Clark
                                            David B. Clark, President & C.E.O.

	         	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                          Title                       Date

 / s / John A. Shields        	Chairman of the Board        	 March 28, 2000
John A. Shields


 / s / David B. Clark     	   	President, Chief Executive     March 28, 2000
David B. Clark                 Officer and Director
                               (Principal Executive Officer)


 / s / Wayne S. Peterson     	 Senior Vice President/  			    March 28, 2000
Wayne S. Peterson              Finance, C.F.O. and Secretary
                               (Principal Financial Officer)


 / s / Deborah A. Brown     		 Vice President, Controller,    March 28, 2000
Deborah A. Brown               Treasurer and Asst. Secretary
						                         (Principal Accounting Officer)



                                  II-1


  	Signature                            Title                     Date


 / s / Robert E. (Gene) Burris 		     Director               March 28, 2000
Robert E. (Gene) Burris


 / s / Edward B. Krekeler, Jr. 		     Director               March 28, 2000
Edward B. Krekeler, Jr.


 / s / Laurie M. Shahon          		   Director               March 28, 2000
Laurie M. Shahon


 / s / William B. Snow            		  Director               March 28, 2000
William B. Snow


 / s / David N. Weinstein        		   Director               March 28, 2000
David N. Weinstein




                                  II-2



                      INDEX TO FINANCIAL STATEMENTS

                      HOMELAND HOLDING CORPORATION
                    Consolidated Financial Statements




Report of Independent Accountants	                                   F-2

Consolidated Balance Sheets as of January 1, 2000,
 and January 2, 1999  	                                              F-3

Consolidated Statements of Operations
	for the 52 weeks ended January 1, 2000, and
	January 2, 1999, and the 53 weeks
 ended January 3, 1998  	                                            F-5

Consolidated Statements of Stockholders' Equity
	for the 52 weeks ended January 1, 2000, and
	January 2, 1999, and the 53 weeks
 ended January 3, 1998          	                                    F-6

Consolidated Statements of Cash Flows
	for the 52 weeks ended January 1, 2000, and
 January 2, 1999, and the 53 weeks
 ended January 3, 1998                              	                F-7

Notes to Consolidated Financial Statements	                          F-9







Report of Independent Accountants

To the Board of Directors and Stockholders of Homeland Holding Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Homeland Holding Corporation and its subsidiaries, (the "Company") at January 1, 2000 and January 2, 1999, and the results of their operations and their cash flows for the 52 weeks ended January 1, 2000, the 52 weeks ended January 2, 1999, and the 53 weeks ended January 3, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICEWATERHOUSECOOPERS LLP
February 29, 2000, except for Note14,
as to which the date is March 9, 2000




               HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED BALANCE SHEETS

            (In thousands, except share and per share amounts)

                                ASSETS

                                                   January 1,	    January 2,
                                                     2000     	     1999
Current assets:
 Cash and cash equivalents 	                      $   6,136	     $   7,856
	Receivables, net of allowance for uncollectible
	 accounts of  $1,361 and $972                      	11,353	         9,961
	Inventories	                                        52,663	        46,280
	Prepaid expenses and other current assets	           2,176	         2,527

	   Total current assets	                            72,328	        66,624

Property, plant and equipment:
	Land and land improvements	                          9,046	         9,346
	Buildings	                                          21,962	        20,216
	Fixtures and equipment	                             36,818	        28,466
	Leasehold improvements	                             20,446	        17,488
	Software	                                            7,181	         5,396
	Leased assets under capital leases	                  8,737	         9,053
	Construction in progress	                               19	         3,278

                                                  		104,209	        93,243

Less, accumulated depreciation
	and amortization	                                   30,728  	      20,832

Net property, plant and equipment	                   73,481	        72,411

Reorganization value in excess of amounts
	allocable to identifiable assets, less
	accumulated amortization of $40,908 and
	$34,018 at January 1, 2000, and January 2,
 1999, respectively                                       -	         7,791

Other assets and deferred charges	                   22,045	        12,378

	   Total assets	                                 $ 167,854	     $ 159,204

                                                              			Continued

                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS, Continued

              (In thousands, except share and per share amounts)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  	January 1,	    January 2,
                                                     2000  	        1999
Current liabilities:
	Accounts payable - trade	                        $  22,968	     $  20,267
	Salaries and wages	                                  3,168	         2,827
	Taxes	                                               3,616	         3,093
	Accrued interest payable	                            2,671	         2,622
	Other current liabilities	                           6,992	         8,548
	Current portion of long-term debt	                   2,918	         1,728
	Current portion of obligations under capital
	 leases                                  	             501 	        1,235

	    Total current liabilities	                      42,834	        40,320

Long-term obligations:
	Long-term debt	                                     94,668	        83,852
	Obligations under capital leases	                    1,197	         1,700
	Other noncurrent liabilities	                        1,501	         1,464

	   Total long-term obligations	                     97,366	        87,016

Commitments and contingencies	                            -	             -

Stockholders' equity:
	Common stock $0.01 par value, authorized -
 	7,500,000 shares, issued 4,917,860 shares
	 and 4,904,417 shares at January 1, 2000,
  and January 2, 1999, respectively  	                   49	            49
	Additional paid-in capital	                         56,254	        56,174
	Accumulated deficit	                               (28,649)	      (24,355)
Total stockholders' equity	                          27,654	        31,868

Total liabilities and stockholders' equity	       $ 167,854	     $ 159,204



                The accompanying notes are an integral part
                 of these consolidated financial statements.


                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

             (In thousands, except share and per share amounts)


                                         52 weeks     52 weeks     53 weeks
                                          ended        ended        ended
                                        January 1,   January 2,   January 3,
                                          2000         1999         1998

Sales, net                            	$ 559,554	   $ 529,576	   $ 527,993

Cost of sales	                           425,394	     402,261	     401,691

 Gross profit 	                          134,160	     127,315	     126,302

Selling and administrative expenses	     120,594	     114,335	     112,590
Amortization of excess reorganization
 value	                                    6,890	      13,672	      14,527
Asset Impairment	                            925            -	           -

 Operating profit (loss) 	                 5,751	        (692)	       (815)

Gain (loss) on disposal of assets	           (15)	         34	        (117)
Interest income	                             569	         426	         385
Interest expense	                         (9,011)	     (8,484)	     (8,408)

Loss before income taxes	                 (2,706)	     (8,716)	     (8,955)


Income tax provision	                     (1,588)	     (1,875)	     (1,689)

Net loss	                              $  (4,294)   $ (10,591)   $ (10,644)

Basic and diluted earnings per share:
 Net loss per share 	                  $   (0.87)	  $   (2.18)	  $   (2.23)
Weighted average shares outstanding	   4,911,958	   4,857,130	   4,782,938



                  The accompanying notes are an integral part
                   of these consolidated financial statements.


                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

               (In thousands, except share and per share amounts)

                                                      Additional                      Total
                                  Common Stock         Paid-In      Accumulated   Stockholders'
                               Shares       Amount     Capital       Deficit         Equity
Balance, December 28, 1996	   4,758,025     $  48   	 $  56,013   	 $  (3,120)	    $  52,941

Net loss	                             -	        -	            -	      (10,644)	      (10,644)

Issuance of common stock	        62,612	        -	           27	            -	            27

Balance, January 3, 1998	     4,820,637	       48	       56,040	      (13,764)	       42,324

Net loss	                             -	        -	            -	      (10,591)	      (10,591)

Issuance of common stock	        83,780	        1	          134             -	           135

Balance, January 2, 1999	     4,904,417	       49	       56,174	      (24,355)	       31,868

Net Loss	                             -	        -	            -	       (4,294)	       (4,294)

Issuance of common stock	        13,443	        -	           80	            -	            80

Balance, January 1, 2000	     4,917,860	    $  49	    $  56,254	    $ (28,649)	    $  27,654


                The accompanying notes are an integral part
                 of these consolidated financial statements.


                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               (In thousands, except share and per share amounts)

                                                              52 weeks       52 weeks       53 weeks
                                                               ended          ended          ended
                                                             January 1,     January 2,     January 3,
                                                               2000           1999           1998
Cash flows from operating activities:
 Net loss	                                                  $  (4,294)	    $ (10,591)	    $ (10,644)

 Adjustments to reconcile net loss to net cash
  provided by operating activities:
  Depreciation and amortization	                               10,427	         9,802	         8,404
  Amortization of beneficial interest in operating leases	        121	           121	           121
  Amortization of excess reorganization value	                  6,890	        13,672	        14,527
  Amortization of goodwill	                                       226	             -	             -
  Amortization of financing costs	                                 42	           120	            64
  Loss (gain) on disposal of assets	                               15	           (34)	          117
  Asset impairment	                                               925	             -	             -
  Deferred income taxes	                                        1,451	         1,699	         1,589
  Change in assets and liabilities:
   Increase in receivables	                                    (1,392)	         (648)	         (791)
   Increase in inventories	                                    (2,355)	         (334)	         (937)
   Decrease in prepaid expenses and other current assets	         458	            54	           179
   Increase in other assets and deferred charges	              (2,498)	       (2,487)	       (2,722)
   Increase in accounts payable - trade	                        2,701	         1,326	         1,525
   Increase (decrease) in salaries and wages	                     293	           319	          (991)
   Increase (decrease) in taxes	                                  426	          (512)	          702
   Increase (decrease) in accrued interest payable	                49	             3	           (70)
   Increase (decrease) in other current liabilities	           (1,813)	       (1,494)	        1,572
   Increase (decrease) in other non-current liabilities	           69	          (531)	         (283)

   Net cash provided by operating activities	                  11,741	        10,485	        12,362

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


                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

              (In thousands, except share and per share amounts)

                                                              52 weeks       52 weeks       53 weeks
                                                               ended          ended          ended
                                                             January 1,     January 2,     January 3,
                                                               2000           1999           1998
Cash flows from investing activities:
 Capital expenditures	                                         (8,980)	      (12,404)	      (14,021)
 Store acquisitions	                                           (2,374)	            -	             -
 Cash received from sale of assets	                               750	           775	            70

  Net cash used in investing activities	                      (10,604)	      (11,629)	      (13,951)


Cash flows from financing activities:
 Payments under term loan	                                     (1,667)	       (1,667)	         (833)
 Borrowings under revolving credit loans	                     142,707       	129,567  	     141,463
 Payments under revolving credit loans	                      (137,400)	     (122,340)	     (134,106)
 Principal payments under notes payable	                          (46)	          (61)	          (61)
 Principal payments under AWG notes	                           (5,294)	            -	             -
 Principal payments under capital lease obligations	           (1,237)	       (1,412)	       (1,615)
 Proceeds from issuance of common stock	                           80	           135	            27

  Net cash provided by (used in) financing activities	         (2,857)	        4,222	         4,875

Net increase (decrease) in cash and cash equivalents	          (1,720)	        3,078	         3,286

Cash and cash equivalents at beginning of period	               7,856	         4,778	         1,492

Cash and cash equivalents at end of period 	                $   6,136  	   $   7,856	     $   4,778

Supplemental information:
  Cash paid during the period for interest	                 $   8,993	     $   8,419	     $   8,414

  Cash paid during the period for income taxes	             $     110	     $     100	     $     100

Supplemental schedule of non-cash investing activities:
  Capital lease obligations assumed	                        $       -	     $     453	     $   1,161
  Debt assumed in acquisitions	                             $  13,706	     $       -	     $       -





                The accompanying notes are an integral part
                 of these consolidated financial statements.


                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             (In thousands, except share and per share amounts)



1.  	Organization:

	    Homeland Holding Corporation ("Holding"), a Delaware corporation, was incorporated on November 6, 1987, but had no operations prior to November 25, 1987. Effective November 25, 1987, Homeland Stores, Inc. ("Homeland"), a wholly-owned subsidiary of Holding, acquired substantially all of the net assets of the Oklahoma Division of Safeway Inc. Holding, its consolidated subsidiary, Homeland, Homeland's wholly-owned subsidiary, SLB Marketing, Inc., and SLB's wholly-owed subsidiary, JCH Beverage, Inc., are collectively referred to herein as the "Company." The Company is a leading supermarket chain in the Oklahoma, southern Kansas and Texas Panhandle region. The Company operates in four distinct market places: Oklahoma City, Oklahoma; Tulsa, Oklahoma; Amarillo, Texas; and certain rural areas of Oklahoma, Kansas and Texas.

	    Holding has guaranteed substantially all of the debt issued by Homeland.
     Holding is a holding company with no significant operations other than its investment in Homeland. Separate financial statements of Homeland are not presented herein since they are identical to the consolidated financial statements of Holding in all respects except for stockholders' equity which is as follows:

	                                            	January 1,	        January 2,
                                                2000               1999
	    Homeland stockholder's equity:
	     Common stock, $.01 par value,
       authorized, issued and
       outstanding 100 shares	               $       1	         $       1
 	    Additional paid-in capital                56,302	            56,222
      Accumulated deficit	                     (28,649)	          (24,355)
       Total Homeland stockholder's
        equity             	                 $  27,654	         $  31,868

2.  	Summary of Significant Accounting Policies:

   		Fiscal year - The Company  has  adopted a fiscal year which ends on the
     Saturday nearest December 31.

		   Basis of consolidation - The consolidated financial statements include the accounts of Homeland Holding Corporation and its wholly-owned subsidiaries.
     All significant intercompany balances and transactions have been eliminated in consolidation.

		   Revenue recognition - The Company recognizes revenue at the "point of sale," which occurs when groceries and related merchandise are sold to its customers.

2.	 	Summary of Significant Accounting Policies, continued:

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

		   Property, plant and equipment - In conjunction with the emergence from
     Chapter 11 proceedings in August, 1996, the Company implemented "fresh-
     start" reporting and, accordingly, all property, plant and equipment was restated to reflect reorganization value, which approximates fair value in continued use. Depreciation and amortization, including amortization of leased assets under capital leases, are computed on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the lease. Property, plant and equipment acquired subsequent to
     "fresh start" are stated at cost. Depreciation and amortization of newly acquired assets, for financial reporting purposes, are based on the following estimated lives:

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

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

              (In thousands, except share and per share amounts)


2.	 	Summary of Significant Accounting Policies, continued:

		   Reorganization value in excess of amounts allocable to identifiable assets
     -  The Company's reorganization value in excess of amounts allocable to identifiable assets, established in accordance with "fresh start"
     reporting, had been amortized on a straight-line basis over three years and became fully amortized in the third quarter of 1999.

     Store Closings / Asset Impairment - Provision is made on a current basis for the write-down of identified owned-store closings to their net realizable value. For identified leased-store closings, leasehold improvements are written down to their net realizable value and a provision is made on a current basis if anticipated expenses are in excess of expected sublease rental income. The Company's long-lived assets, including goodwill, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

     Other assets and deferred charges - Other assets and deferred charges consist primarily of patronage refund certificates issued by AWG (as part of its year-end distribution of income from AWG's cooperative operations), beneficial interests in operating leases, and goodwill acquired in the Company's 1999 acquisitions. The beneficial interest in operating leases is being amortized on a straight-line basis over the remaining terms of the leases, including all available renewal option periods, and the goodwill is being amortized over a 15 year period. The AWG patronage refund certificates bear annual interest of 6% and are redeemable for cash seven years from the date of issuance. The carrying value of certificates, including those earned not yet received, at January 1, 2000 and January 2, 1999 was $11,726 and $9,118, respectively.

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

		   Advertising costs - Costs of advertising are expensed as incurred.  Gross advertising costs for 1999, 1998 and 1997, were $9,112, $8,349 and $7,906, respectively.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

               (In thousands, except share and per share amounts)


2.	 	Summary of Significant Accounting Policies, continued:

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

	    Comprehensive Income - There were no components of other comprehensive income during the three year period ended January 1, 2000.

3.		 Store Acquisitions:

     In April 1999, the Company completed its acquisition of nine stores from AWG, in eastern Oklahoma. The net purchase price was $1.3 million which represents $5.6 million for real property, fixtures and equipment and goodwill, plus $2.3 million for inventory, $0.2 million for transaction costs, offset by $6.8 million in long-term debt assumed by the Company. The

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

              (In thousands, except share and per share amounts)


3.		 Store Acquisitions, continued:

     Company acquired title to one store and leases the remaining eight from AWG. The one store to which Homeland acquired title in Pryor, Oklahoma, was closed (and subsequently sold to a non-grocery user) as a result of the proximity to an existing Company store. The Company financed this acquisition principally through the assumption of $6.8 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the nine stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG which related to inventory and the Pryor store which was sold. Therefore, AWG released its security interest in the inventory and the assets relating to the Pryor store.

     In November 1999, the Company completed its acquisition of four stores from Brattain Foods, Inc. ("BFI"), in Muskogee, Oklahoma. The net purchase price was $1.1 million which represents $6.0 million for fixtures and equipment and goodwill, plus $1.9 million for inventory, $0.2 million for transaction costs, offset by $7.0 million of long-term debt (BFI's obligation to AWG) assumed by the Company. The Company will lease three of the stores from AWG and lease the fourth from a third party. The Company financed this acquisition principally through the assumption of $7.0 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the four stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory.

     The result of operations from these stores from the acquisition date through fiscal year-end are included in the fiscal 1999 Consolidated Statements of Operations.

     On January 18, 2000, the Company entered into an agreement in principle to acquire three Price Chopper Stores, in Oklahoma City, operated by Belton Food Center, Inc. ("BFC"). On February 29, 2000, the Company completed its acquisition of these three stores from BFC. The net purchase price was $0.2 million which represents $4.2 million for fixtures and equipment, leasehold improvements and goodwill, plus $2.0 million for inventory, $0.2 million for transaction costs, offset by $6.2 million of long-term debt (BFC's obligation to AWG) assumed by the Company. The Company will lease all three of the stores from AWG. The Company financed this acquisition principally through the assumption of $6.2 million in long-term debt, together with increased borrowings under its Revolving Facility. The

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

               (In thousands, except share and per share amounts)


3.		 Store Acquisitions, continued:

     debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the three stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory.

     On February 18, 2000, the Company signed a letter of intent with Fleming Companies Inc. for the purchase of four Baker's Supermarkets, including one store which is under construction. Consummation of the transaction, which is expected during the second quarter of 2000, is subject to, among other things, the execution of a definitive purchase agreement, completion of due diligence, and certain customary closing conditions. The financing for this acquisition will be accomplished through the utilization of the Company's Revolving Facility.

4.   Asset Impairment:

     During 1999, the Company made the decision to dispose of a previously closed store and related assets. The Company decided to sell these assets rather than continue the previous plan of leasing the assets. The carrying value of the assets held for sale was reduced to a value of $385, based on current estimates of selling value less costs to dispose. The resulting adjustment of $925 was recorded. Subsequent to year end, the assets were sold for an amount which approximated the then carrying value.

5.		 Long-Term Debt:

     Long-term debt at year-end consists of:

                                                  January 1,      January 2,
                                                    2000            1999

    	10% Notes due 2003 (the "Notes")             $ 60,000	       $ 60,000
    	Term Loan                                      	5,833	          7,500
    	Revolving Credit Loans                         23,194  	       17,887
    	AWG Loans	                                      8,412	              -
    	Note Payable                                      147	            193
                                              	     97,586	         85,580
   	 Less current portion                            2,918	          1,728

   	 Long-term debt due after one year  	         $ 94,668	       $ 83,852

     The Notes bear an interest rate of 10%, which is payable semi-annually each February 1 and August 1. The Notes are uncollateralized and will mature on August 1, 2003. The Indenture relating to the New Notes has certain customary restrictions on consolidations and mergers, indebtedness, issuance of preferred stocks, asset sales and payment of dividends.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

              (In thousands, except share and per share amounts)


5. 	 Long-Term Debt, continued:

     The Loan Agreement, as amended, consists of a $37,000 revolving facility for working capital and letters of credit (the "Revolving Facility"), a $10,000 term loan (the "Term Loan") and an additional term loan of $5,000 for acquisitions ("Acquisition Term Loan"). The Revolving Facility permits the Company to borrow up to the lesser of $37,000 or the applicable borrowing base. As of January 1, 2000, there were no borrowings outstanding under the Acquisition Term Loan facility.

     The interest rate, payable quarterly, under the Loan Agreement is based on the Prime Rate, as defined, plus a percentage that varies based on a number of factors, including (a) whether it is the Revolving Facility or the Term Loan, (b) the time period, and (c) whether the Company elects to use the London Interbank Offered Rate. At January 1, 2000, the interest rate on borrowings on the Revolving Facility was 8.73% (weighted average) and the Term Loan was 8.87%.

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

     The obligations of the Company as it relates to AWG Loans are secured by liens on, and security interest in, the fixtures and equipment associated with the stores acquired in 1999, as referenced in Note 3. Each of the AWG Loans is a seven-year note, which is amortized weekly, and has interest rates associated with it equal to the prime rate plus 1%. At January 1, 2000, the interest rate was 9.50%.

     At January 1, 2000, the aggregate annual debt maturities were as follows:

	           2000            	   $  2,918
	           2001	                  2,907
   	        2002	                 27,042
	           2003	                 61,420
            2004                   1,535
	           Thereafter        	    1,764
                                $ 97,586

                   HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                (In thousands, except share and per share amounts)


5.   Long-Term Debt, continued:

     The Company has outstanding at January 1, 2000, $912 in letters of credit which are not reflected in the accompanying financial statements. The letters of credit are issued under the credit agreements and the Company paid associated fees of $12, $43, and $146 in 1999, 1998 and 1997, respectively.

6.   Stockholders' Equity:

     At January 1, 2000, the Company has warrants outstanding to purchase 263,158 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $11.85 at any time up to August 2, 2001.

7.   Fair Value of Financial Instruments:

	    The carrying amounts of cash and cash equivalents, receivables, AWG patronage refund certificates, accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair values. Based on borrowing rates currently available to the Company for borrowings with similar terms and maturities, the Company believes the carrying amount of borrowings under the Loan Agreement and the AWG Loans approximate fair value. The fair value of publicly-traded debt is valued based on quoted market values. At January 1, 2000, the carrying amount and the fair value of the Notes were $60,000 and $48,330, respectively.

8.   Income Taxes:

	    The components of the income tax provision for 1999, 1998 and 1997 were as follows:

                                  52 Weeks          52 Weeks         53 Weeks
                                   Ended	            Ended            Ended
    			                          January 1,        January 2,       January 3,

	    Federal and State:
	    Current - AMT	              $   (137)	        $   (176)	       $   (100)
	    Deferred	                     (1,451)	          (1,699)		        (1,589)
	    Total income tax provision  $ (1,588) 	       $ (1,875)		      $ (1,689)

	    A reconciliation of the income tax benefit provision at the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                  52 Weeks          52 Weeks         53 Weeks
			                                Ended	            Ended            Ended
 			                             January 1,        January 2,       January 3,

     Federal income tax benefit
      at statutory  rate    	    $    947	         $  3,051		       $  3,134
		   Amortization of intangibles  	(2,412)	          (4,785)		        (5,084)
		   Change in valuation
      allowance               	      (123)	            (141)		           261
     Total income tax provision	 $ (1,588)	        $ (1,875)		      $ (1,689)

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

             (In thousands, except share and per share amounts)


8.   Income Taxes, continued:

	    The components of deferred tax assets and deferred tax liabilities are as follows:

                                                 January 1,	       January 2,
                                                   2000              1999
     Current assets (liabilities):
	      Allowance for uncollectible
	        receivables                 	           $    517	         $    340
	      Prepaid pension                              	(224)	            (347)
	      Other, net	                                     22	               19

	        Net current deferred tax assets     	        315	               12

	    Noncurrent assets (liabilities):
	      Property, plant and equipment                2,221	            1,402
	      Employee compensation and benefits            	285	              262
	      Self-insurance reserves                       	606	              574
	      Net operating loss carryforwards           	11,210	           12,668
	      AMT credit carryforwards                      	963	              826
	      Capital leases                                	(71)	               5
	      Other, net                                     627     	 	      (177)
	        Net noncurrent deferred tax
	         assets                                	  15,841	           15,560
      	Total net deferred tax assets	              16,156	           15,572
	      Valuation allowance	                       (16,156)	         (15,572)

     Net deferred tax assets                     $      -	         $      -

     Due to the uncertainty of realizing the future tax benefits, a full valuation allowance was deemed necessary to entirely offset the net deferred tax assets as of January 1, 2000, and January 2, 1999. If the Company's current trend toward profitability continues, then net deferred tax assets of up to $16.2 million could be recognized. At January 1, 2000, the Company had the following operating loss and tax credit carryforwards available for tax purposes:

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

              (In thousands, except share and per share amounts)


8.   Income Taxes, continued:

	                                                           Expiration
	                                              Amount         Dates

	      Federal regular tax net
		      operating loss carryforwards          $29,499       2002-2010
	      Federal AMT credit carryforwards
		      against regular tax                      $963       indefinite

     The net operating loss carryforwards are subject to utilization limitations due to ownership changes. The net operating loss carryforwards may be utilized to offset future taxable income as follows: $5,147 in 2000, $3,251 in each of years 2001 through 2007 and $1,595 in 2009. Loss carryforwards not utilized in any year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions.

     In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded first as a reduction of the reorganization value in excess of amounts allocable to identifiable assets, then as a reduction of noncurrent intangible assets existing at the reorganization date, and finally as an increase to stockholders' equity rather than realized as a benefit in the statement of operations. The Company recorded $1,451 and $1,699 of reductions to reorganization value and/or intangible assets in 1999 and 1998, respectively.

9.   Incentive Compensation Plans:

 	   The Company has bonus arrangements for store management and other key management personnel. During 1999, 1998, and 1997, approximately $1,760, $1,480 and $981, respectively, were charged to costs and expenses for such bonuses.

     In December 1996, the Board of Directors of the Company adopted the Homeland Holding Corporation 1996 Stock Option Plan (the "Stock Option
     Plan").   In 1997, the Company established the 1997 Non-Employee Directors
     Stock Option Plan (the "Directors Stock Option Plan"). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for these plans. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

             (In thousands except share and per share amounts)


9.  	Incentive Compensation Plans, continued:

     1995 and, if fully adopted, changes the methods for recognition of expense on plans similar to the Company's. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 1999, 1998 and 1997 are presented below.

     The Stock Option Plan and the Directors Stock Option Plan, to be administered by the Board of Directors (the "Board"), or a committee of the Board (the "Committee"), provides for the granting of options to purchase up to an aggregate of 432,222 and 200,000 shares of Common Stock, respectively. Options granted under the plans must be "non-qualified options." The option price of each option is determined by the Board or the Committee and it must be not less than the fair market value at the date of grant. Unless the Board or the Committee otherwise determines, options must become exercisable ratably over a five-year period or immediately in the event of a "change of control" as defined in each of the plans. Each option must be evidenced by a written agreement and must expire and terminate on the earliest of: (a) ten years from the date the option is granted; (b) termination for cause; or (c) three months after termination for other than cause.

     Options granted under the Company's stock option plans have exercise prices ranging from $3.00 to $7.63 per share and have a weighted average remaining contractual life of 8.5 years. A summary of the status of the Company's outstanding stock options as of January 1, 2000, January 2, 1999, and January 3, 1998, and changes during the years ended on those dates is as follows:

                             1999             1998             1997
                              Wgtd. Avg.       Wgtd. Avg.       Wgtd. Avg.
                                Exer.            Exer.            Exer.
                       Shares   Price   Shares   Price   Shares   Price

     Outstanding as of
      beginning of
      year	           429,000	 $ 6.09 	198,500 	$ 7.48  197,500  $ 8.00

     Granted          120,500	   3.01  319,000	   5.64	 136,000	   7.24
     Exercised	             -	      -	  13,200	   6.50	       -	      -
     Forfeited	         7,500	   7.63   75,300	   7.80  135,000	   8.00

     Outstanding at
      end of
      year	           542,000	   5.38  429,000	   6.09	 198,500	   7.48

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

              (In thousands, except share and per share amounts)


8.  	Incentive Compensation Plans, continued:

     Stock options outstanding and exercisable on January 1, 2000 are as follows:

                          Shares   Weighted average    Weighted average
     Range of exercise    under     exercise price    remaining contractual
     prices per share     option      per share         life in years
     Outstanding:
      $3.00 - $3.63      200,500          $3.22               9.1
       4.75 -  7.63      341,500           6.65               8.1
      $3.00 - $7.63      542,000          $5.38               8.5
     Exercisable:
      $3.00 - $3.63       46,000          $3.19                 -
       4.75 -  7.63      168,500           7.09                 -
      $3.00 - $7.63      214,500          $6.26                 -


     The weighted average fair value of options granted during 1999, 1998 and 1997 was $1.46, $2.83 and $3.53, respectively. No compensation was charged against income in 1999, 1998 and 1997.

     The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                                1999       1998	      1997

	    Expected dividend yield                       0%         0%         0%

		   Expected stock price volatility              40%        37%	       39%

		   Weighted average risk-free
	 	    interest rate                             5.8%       5.3%       6.4%

		   Weighted average expected
		     life of options                        6 years    6 years    8 years


     Had compensation cost of the Company's option plans determined using the fair value at the grant date of awards consistent with the method of SFAS 123, the Company's net loss and

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

               (In thousands, except share and per share amounts)


9.   Incentive Compensation Plans, continued:

     net loss per common share for the Successor Company would have been reduced to the pro forma amounts indicated in the table below:

                                              1999       1998       1997

	    Net loss - as reported	              $ (4,294)  $ (10,591)  $ (10,644)
     Net loss - pro forma	                $ (4,466)  $ (10,722)  $ (10,846)

  	  Basic EPS - as reported	               $(0.87)	   $ (2.18)    $ (2.23)
  	  Basic EPS - pro forma	                 $(0.91)    $ (2.21)    $ (2.27)


     No options or warrants outstanding at January 1, 2000, January 2, 1999, and January 3, 1998, were included in the computation of diluted earnings per share because the effect would be antidilutive to applicable periods.

     Pursuant to the terms of the Union Agreements, the Company established an employee stock bonus plan for the benefit of the unionized employees (the "Stock Bonus Plan"). The Stock Bonus Plan consists of three separate elements: (a) the issuance of 58,025 shares of Common Stock each plan year of the three year period ended July 31, 1999; (b) up to 58,025 shares of Common Stock may be purchased by the plan participants during each plan year of the three year period ending July 31, 2000 (the "Stock Purchase") and (c) the granting of 58,025 shares of Common Stock for each plan year of the three year period ended July 31, 1999 upon the Company's achievement of certain escalating EBITDA-based performance goals. The purchase price of the shares under the Stock Purchase element shall be equal to their appraised value or at fair value if the shares are readily tradable on a securities market. For each share of Common Stock purchased by a participant under the Stock Purchase element, the Company will match 33 1/3% of such purchase in the form of stock. The Stock Bonus Plan does not fall under the provisions of SFAS 123.

10. 	Retirement Plans:

	    Effective January 1, 1988, the Company adopted a non-contributory, defined benefit retirement plan for all executive and administrative personnel.
     Benefits are based on length of service and career average pay with the
     Company. The Company's funding policy is to contribute an amount equal to or greater than the minimum funding requirement of the Employee Retirement
     Income Security Act of 1974, but not in excess of the maximum deductible limit.  Plan assets were invested in mutual funds during 1999, 1998 and
     1997.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

            (In thousands, except share and per share amounts)


10. 	Retirement Plans, continued:

    	Information regarding the plan follows:

                                                 1999       1998

	    Change in benefit obligation:
	     Benefit obligation at beginning
       of year	                               $ 11,432	  $  9,911
	     Service cost	                                562	       514
	     Interest cost	                               792	       725
	     Actuarial (gain) loss	                    (1,980)	      513
	     Benefits paid	                              (278)	     (231)
	     Benefit obligation at end of year	      $ 10,528	  $ 11,432

    	Change in plan assets:
	     Fair value of plan assets at
       beginning of year	                     $ 10,692	  $  9,673
	     Actual return on plan assets	                820	     1,075
	     Employer contribution	                         -	       175
	     Benefits paid	                              (278)	     (231)
	     Fair value of plan assets at
       end of year	                           $ 11,234	  $ 10,692

    	Reconciliation of funded status:
	     Funded status	                          $    707	  $   (739)
	     Unrecognized net actuarial (gain) loss	      (66)	    1,793
	     Unrecognized prior service cost	             (51)	      (62)
	     Prepaid benefit cost	                   $    590	  $    992

    	Weighted-average assumptions as
      of end of year:
	     Discount rate	                             7.75%	     6.75%
	     Expected return on plan assets	            9.00%	     9.00%
	     Rate of compensation increase
        Before Age 35	                           5.50%	     5.50%
        Ages 35 - 49	                            4.50%	     4.50%
        After Age 49	                            3.50%	     3.50%

    	Components of net periodic pension cost:    1999       1998       1997
	     Service Cost	                           $   562	   $   514	   $   449
	     Interest Cost	                              792	       725	       630
	     Expected return on plan assets	            (953)	     (868)	     (748)
	     Amortization of prior service cost	         (11)	      (11)	      (11)
	     Recognized net actuarial loss	               11	        46	         7
	     Net periodic pension cost	              $   401	   $   406	   $   327


     The Company also contributes to various union-sponsored, multi-employer defined benefit plans in accordance with collective bargaining agreements. The Company could, under certain circumstances, be liable for the Company's unfunded vested benefits or other costs of these multi-employer plans.
     The allocation to participating employers of the actuarial

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

             (In thousands, except share and per share amounts)


10.  	Retirement Plans, continued:

     present value of vested and nonvested accumulated benefits in multi-employer plans as well as net assets available for benefits is not available and, accordingly, is not presented. The costs of these plans for 1999, 1998, and 1997, were $1,271, $1,235 and $1,188, respectively.

	    Effective January 1, 1988, the Company adopted a defined contribution plan covering substantially all non-union employees of the Company.
     Participants may contribute from 1% to 12% of their pre-tax compensation.
     The plan allows for a discretionary Company matching contribution formula based on the Company's operating results.  The Company did not make any contributions to this plan in 1999, 1998 or 1997.

11.  Leases:

    	The Company leases 65 of its retail store locations under noncancellable agreements, which expire at various times between 2000 and 2030. These leases, which include both capital leases and operating leases, generally are subject to six five-year renewal options. Most leases also require the payment of taxes, insurance and maintenance costs and many of the leases covering retail store properties provide for additional contingent rentals based on sales in excess of certain stipulated amounts.

	    Leased assets under capital leases consists of the following:

                                               January 1,		    January 2,
			                                              2000   		       1999

			  Buildings                                 $  2,554	       $  2,706
			  Equipment                                   	3,169	          3,174
			  Beneficial interest in capital leases        3,014	          3,173
		                                               	8,737        	  9,053
			  Less accumulated amortization        	       4,163	          3,204
			  Net leased assets            	            $  4,574	       $  5,849

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

              (In thousands, except share and per share amounts)


11. 	Leases, continued:

	    Future minimum lease payments under capital leases and noncancellable operating leases as of January 1, 2000, are as follows:

                                                Capital       Operating
	       Fiscal Year                             Leases         Leases

	        2000	                                  $    707	      $  8,164
	        2001	                                       276	         7,128
         2002	                                       182	         5,687
	        2003	                                       182	         5,087
	        2004	                                       182	         4,475
	        Thereafter	                               1,107	        21,385
	        Total minimum obligations	                2,636	      $ 51,926

	        Less estimated interest	                    938
 	       Present value of net minimum
	         obligations                              1,698
	        Less current portion                        501
	        Long-term obligations under
	         capital leases                   	    $  1,197

    	Rent expense for 1999, 1998 and 1997 is as follows:

                                       1999         1998           1997

	Minimum rents	                      $ 7,200	     $ 6,680	       $ 6,067
	Contingent rents                         86   	      115	           105

		                                   $ 7,286	     $ 6,795 	      $ 6,172

12. 	Commitments and Contingencies:

     In 1995, the Company and AWG entered into a seven-year supply agreement (the "Supply Agreement"), whereby the Company became a retail member of the
      AWG cooperative and AWG became the Company's primary supplier (see Note 2
     - Concentrations of credit and business risk). The terms of the Supply Agreement allow the Company to purchase products at the lowest prices and best terms available to AWG members and also entitle the Company to

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

             (In thousands except, share and per share amounts)


12   Commitments and Contingencies, continued:

     participate in its store savings programs and receive member rebates and refunds on purchases. In addition, the Supply Agreement includes certain Volume Protection Rights, as defined therein.

    	The Company has entered into employment contracts with certain key executives providing for the payment of minimum salary and bonus amounts in addition to certain other benefits in the event of termination of the executives or change of control of the Company.

	    The Company is party to various lawsuits arising from the 1996 Chapter 11 proceedings and also in the normal course of business.  Management believes that the ultimate outcome of these matters will not have a material effect on the Company's consolidated financial position, results of operations and cash flows.

13.  Fourth Quarter Items:

     In the fourth quarter of 1999, the Company received a return of net premiums totaling $1,332 related to the final settlement of pre-bankruptcy workers compensation claims. Also, the Company increased its reserves for doubtful accounts by approximately $600 related to the uncertainty of collection of accounts receivable from a vendor. Each of these amounts impacted selling and administrative expenses for the quarter.

14.  Subsequent Event:

     On March 9, 2000, the Company received a letter from the U.S. Department of Labor alleging violations, applicable to a limited number of the Company's employees, of certain wage laws. The Company has engaged legal counsel and is currently investigating the allegations. At this time, it is not possible to reasonably estimate the amount, if any, of the financial impact.

                                EXHIBIT INDEX


  Exhibit No.    		Description

	   	2a		          Disclosure Statement for Joint Plan of Reorganization of
                   Homeland Stores, Inc. ("Homeland") and Homeland Holding
                   Corporation ("Holding") dated as of May 13,1996.
                   (Incorporated by reference to Exhibit 2a to Form 8-K dated
				               May 31, 	1996.)

	   	2b		          First Amended Joint Plan of Reorganization, as modified, of
                   Homeland and Holding, dated July 19, 1996. (Incorporated by reference to Exhibit 2b to Form 10-Q for the quarterly period ended June 15, 1996.)

	   	3a		          Restated Certificate of Incorporation of Holding, dated
                   August 2, 1996.  (Incorporated by reference to Form 10 filed as of November 20, 1996.)

	   	3b		          By-laws of Holding, as amended and restated on November 14,
 			               1989 and further amended on September 23, 1992.
                   (Incorporated by reference to Exhibit 3b to Form 10-Q for
				               quarterly period ended June 19, 1993.)

   		3c		          Restated Certificate of Incorporation of Homeland, dated
			                August 2, 1996. (Incorporated by reference to Form 10 filed as of November 20, 1996.)

  	 	3d		          By-laws of Homeland, as amended and restated on November
			                14, 1989, and further amended on September 23, 1992.
			              	 (Incorporated by reference to Exhibit 3d to Form 10-Q for
				               quarterly period ended June 19, 1993.)

   		4a		          Indenture, dated as of August 2, 1996, among Homeland, Fleet
                   National Bank, as Trustee, and Holding, as Guarantor.
                   (Incorporated by reference to Exhibit T3C to Form T-3 of
                   Homeland, SEC File No. 22-22239.)

   		4b		          Warrant Agreement, dated as of August 2, 1996, between
                   Holding and Liberty Bank and Trust Company of Oklahoma City,
                   N.A., as Warrant Agent.  (Incorporated by reference to
                   Exhibit 4h to Amendment No. 1 to Form 10.)

   		4c		          Equity Registration Rights Agreement, dated as of August 2,
                   1996, by Holding for the benefit of holders of Old Common
                   Stock.  (Incorporated by reference to Exhibit 4i to
                   Amendment No. 1 to Form 10.)

   		4d	          	Noteholder Registration Rights Agreement, dated as of August
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
                   reference to Exhibit 10s.7 to Form 10-K for fiscal year ended
                   December 30, 1995.)

 	10d.21           1996 Homeland Management Incentive Plan.  (Incorporated by
                   reference to Exhibit 10.d3 to Form 10-K for fiscal year ended
                   December 28, 1996.)

		10d.31		         1997 Homeland Management Incentive Plan.

		10e 1		          Form of Homeland Employees' Retirement Plan, effective as of
                   January 1, 1988. (Incorporated by reference to Exhibit 10t to
                   Form S-1 Registration Statement, Registration No. 33-22829.)

		10e.1 1		        Amendment No. 1 to Homeland Employees' Retirement Plan
				               effective January 1, 1989.  (Incorporated herein by reference to Form 10-K for fiscal year ended December 30, 1989.)

		10e.2 1		        Amendment No. 2 to Homeland Employees' Retirement Plan
                   effective January 1, 1989.  (Incorporated herein by reference to Form 10-K for fiscal year ended December 30, 1989.)

		10e.3 1		        Third Amendment to Homeland Employees' Retirement Plan
                   effective as of January 1, 1988.  (Incorporated herein by
                   reference to Exhibit 10t.3 to Form 10-K for fiscal year ended
                   December 29, 1990.)

		10e.4 1		        Fourth Amendment to Homeland Employees' Retirement Plan
                   effective as of January 1, 1989.  (Incorporated herein by
                   reference to Exhibit 10t.4 to Form 10-K for the fiscal year ended December 28, 1991.)

		10e.5 1		        Fifth Amendment to Homeland Employees' Retirement Plan
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

 	10g              Asset Purchase Agreement, dated as of February 6, 1995,
                   between Homeland and Associated Wholesale Grocers, Inc. (Incorporated by reference to Exhibit 10pp.1 to Form 10-K for fiscal year ended December 30, 1995.)

  Exhibit No.   		 Description

		10h1		           Employment Agreement dated as of February 25, 1998, between
				               Homeland and Steven M. Mason.

		10i1		           Employment Agreement dated as of February 17, 1998, between
				               Homeland and David B. Clark.

		10j 		           Indenture, dated as of August 2, 1996, among Homeland, Fleet
                   National Bank, as Trustee, and Holding, as Guarantor.
                   (Incorporated by reference to Exhibit 10aaa to Form 8-K dated
                   September 30, 1996.)

		10k1             Employee Stock Bonus Plan for union employees effective as of
                   August 2, 1996.  (Incorporated by reference to Exhibit 10s to
                   Form 10-K for fiscal year ended December 28, 1996.)

		10l1             Management Stock Option Plan effective as of December 11,
                   1996. 	(Incorporated by reference to Exhibit 10t to Form 10-K
                   for fiscal year ended December 28, 1996.)

		10m		            Loan Agreement dated as of December 17, 1998, among IBJ
                   Schroder Business Credit Corporation, Heller Financial, Inc.,
                   and National Bank of Canada, Homeland and Holding.

		10n1		           1998 Homeland Management Incentive Plan.

		10o1		           Employment Agreement dated as of July 6, 1998, between
                   Homeland and Wayne S. Peterson.

		10p1		           Employment Agreement dated as of September 14, 1998, between
                   Homeland and John C. Rocker.

		10q1		           Letter agreement regarding severance arrangements dated as of
                   December 8, 1998, between Homeland and Steven M. Mason.

		10r1		           Letter agreement regarding severance arrangements dated as of
                   December 8, 1998, between Homeland and Prentess E. Alletag,
                   Jr.

		10s1		           Letter agreement regarding severance arrangements dated as of
                   December 8, 1998, between Homeland and Deborah A. Brown.

		10t1		           Stock Option Agreement dated as of October 21, 1998, between
                   Homeland and Wayne S. Peterson.

		10u1		           Stock Option Agreement dated as of September 14, 1998,
                   between Homeland and John C. Rocker.

		10v*1		          Letter agreement regarding severance arrangements dated as of
                   December 8, 1999, between Homeland and Prentess E. Alletag,
                   Jr.

		10w*1		          Letter agreement regarding severance arrangements dated as of
                   December 8, 1999, between Homeland and Deborah A. Brown.

		10x*1		          Letter agreement regarding severance arrangements dated as of
                   December 8, 1999, between Homeland and Steven M. Mason.

  Exhibit No.	     Description


  10y*1		          Letter agreement regarding severance arrangements dated as of
                   December 8, 1999, between Homeland and John C. Rocker.

  10z   	          First Amendment to Loan Agreement dated as of December 17,
                   1998, among IBJ Whitehall Business Credit Corporation, Heller
                   Financial, Inc., and National Bank of Canada, Homeland and
                   Holding.

  11a Second Amendment to Loan Agreement dated as of December 17, 1998, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

  11b Third Amendment to Loan Agreement dated as of December 17, 1998, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

  11c Fourth Amendment to Loan Agreement dated as of December 17, 1998, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

  11d Fifth Amendment to Loan Agreement dated as of December 17, 1998, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

		21*		            Subsidiaries.

		23*		            Consent of Independent Accountants.

		27*            	 Financial Data Schedule.