Form 10-Q
period 2000-03-25
HOMELAND HOLDING CORP
filed 2000-05-08
CIK 835582

UNITED STATES
                  	 SECURITIES AND EXCHANGE COMMISSION
                        	Washington, D.C.  20549

                              	FORM 10-Q

(Mark One)
    	   	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
   X     Act of 1934
         For the quarterly period ended March 25, 2000

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

		    	Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 8, 2000:

       Homeland Holding Corporation Common Stock: 4,920,608 shares





                      HOMELAND HOLDING CORPORATION

                              	FORM 10-Q

               	FOR THE TWELVE WEEKS ENDED MARCH 25, 2000


                               	INDEX



					                                                                   Page

PART I		FINANCIAL INFORMATION

ITEM 1.	Financial Statements	                                            1

	       Consolidated Balance Sheets
	        March 25, 2000, and January 1, 2000	                            1

	       Consolidated Statements of Operations
	        Twelve Weeks ended March 25, 2000,
	        and March 27, 1999	                                             3

	       Consolidated Statements of Cash Flows
	        Twelve Weeks ended March 25, 2000,
	        and March 27, 1999	                                             4

	       Notes to Consolidated Financial Statements	                      6

ITEM 2.	Management's Discussion and Analysis of Financial Condition
	        and Results of Operations	                                      8

PART II	OTHER INFORMATION

ITEM 3.	Exhibits and Reports on Form 8-K	                               16








                                    i


PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                ASSETS

                                                    (Unaudited)
                                                     March 25,	    January 1,
                                                       2000     	    2000
Current assets:
 Cash and cash equivalents	                         $   4,529 	    $   6,136
	Receivables, net of allowance for uncollectible
	 accounts of $1,338 and $1,361	                        7,486	        11,353
	Inventories	                                          54,425	        52,663
	Prepaid expenses and other current assets	             2,896	         2,176

	   Total current assets	                              69,336	        72,328

Property, plant and equipment:
	Land and land improvements	                            8,903	         9,046
	Buildings	                                            21,654	        21,962
	Fixtures and equipment	                               38,877	        36,818
	Leasehold improvements   	                            21,479	        20,446
	Software	                                              7,321	         7,181
	Leased assets under capital leases	                    8,737	         8,737
	Construction in progress	                                162	            19

		                                                    107,133	       104,209

Less, accumulated depreciation
	and amortization	                                     33,059	        30,728

Net property, plant and equipment	                     74,074	        73,481

Other assets and deferred charges	                     24,753	        22,045

	  Total assets	                                    $ 168,163	     $ 167,854

                                                                			Continued


                The accompanying notes are an integral part
                 of these consolidated financial statements.

               HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS, Continued

             (In thousands, except share and per share amounts


                                                    (Unaudited)
                                                     March 25,	    January 1,
                                                       2000          2000
Current liabilities:
	Accounts payable - trade	                          $  21,355 	    $  22,968
	Salaries and wages	                                    1,719	         3,168
	Taxes	                                                 3,804	         3,616
	Accrued interest payable	                              1,131	         2,671
	Other current liabilities	                             6,872	         6,992
	Current portion of long-term debt	                     3,048	         2,918
	Current portion of obligations under capital
	 leases	                                                 501	           501

	  Total current liabilities	                          38,430	        42,834

Long-term obligations:
	Long-term debt	                                       98,215	        94,668
	Obligations under capital leases	                      1,059	         1,197
	Other noncurrent liabilities	                          2,391	         1,501

	  Total long-term obligations	                       101,665	        97,366

Stockholders' equity:
	Common stock $0.01 par value, authorized -
  7,500,000 shares, issued 4,920,608 shares
  and 4,917,860 shares at March 25, 2000,
  and January 1, 2000, respectively	                       49	            49
	Additional paid-in capital	                           56,254	        56,254
	Accumulated deficit	                                 (28,235)	      (28,649)

Total stockholders' equity	                            28,068	        27,654

Total liabilities and stockholders' equity	         $ 168,163	     $ 167,854




               The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS

              (In thousands, except share and per share amounts)
                                  (Unaudited)


		                                                12 weeks 		     12 weeks
					                                               ended           ended
                                                  March 25, 	     March 27,
       			                                          2000            1999

Sales, net                 	                     $ 136,607	      $ 123,668

Cost of sales	                                     104,599	         94,743

 Gross profit	                                      32,008	         28,925

Selling and administrative expenses	                29,197	         26,067
Amortization of excess reorganization value	             -	          2,639

 Operating profit	                                   2,811	            219

Gain on disposal of assets	                             27	              4
Interest income	                                       172	            129
Interest expense	                                   (2,342)  	      (2,000)

Income (loss) before income taxes	                     668	         (1,648)

Income tax provision	                                 (254)	          (375)

Net income (loss)	                               $     414	      $  (2,023)

Net income (loss) per share:
 Basic	                                          $    0.08	      $   (0.41)
 Diluted	                                        $    0.08	      $   (0.41)

Weighted average shares outstanding:
 Basic	                                          4,919,357	      4,906,504
 Diluted	                                        4,962,174	      4,906,504


                The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS
              (In thousands, except share and per share amounts)
                                   (Unaudited)


						                                            12 weeks 			     12 weeks
						                                             ended            ended
                                                  March 25,        March 27,
	                                                   2000             1999
Cash flows from operating activities:
 Net income (loss)	                              $     414	       $  (2,023)
 Adjustments to reconcile net loss to net
  cash from operating activities:
   Depreciation and amortization	                    2,521	           2,284
			Amortization of beneficial interest
    in operating leases	                                28	              28
			Amortization of excess reorganization value	          -	           2,639
			Amortization of goodwill	                           126	               -
			Amortization of financing costs	                     13	              12
			Gain on disposal of assets	                         (27)	             (4)
			Deferred income taxes	                              224	             369
			Change in assets and liabilities:
	   Decrease in receivables	                         3,867	           2,933
	   (Increase) decrease in inventories	                200	             (63)
	   Increase in prepaid expenses and
     other current assets	                            (720)	           (906)
    (Increase) decrease in other assets
     and deferred charges	                             (42)	              5
		  Decrease in accounts payable - trade	           (1,613)	         (2,771)
    Decrease in salaries and wages	                 (1,449)	           (866)
	   Increase (decrease) in taxes	                      188	             (15)
  	 Decrease in accrued interest payable	           (1,540)	         (1,499)
   	Increase (decrease) in other current liabilities	   25	          (1,994)
 	  Decrease in other noncurrent liabilities	         (470) 	           (84)

   Total adjustments	                                1,331	              68

		 Net cash provided by (used in)
    operating activities                     	       1,745    	      (1,955)

Cash flows from investing activities:
 Capital expenditures	                                (999)	           (862)
 Acquisition of stores	                               (145)	              -
 Cash received from sale of assets	                    426	              10

   Net cash used in investing activities	             (718)	           (852)

Cash flows from financing activities:
 Payments under term loan	                            (412)	              -
 Borrowings under revolving credit loans	           45,080	          29,155
 Payments under revolving credit loans	            (44,094)	        (29,903)
 Payment on tax notes	                                 (12)	            (16)
 Proceeds from issuance of common stock	                 -	              10
 Principal payments under notes payable	            (3,058)	              -
 Principal payments under capital
  lease obligations	                                  (138)   	        (262)

  	Net cash used in financing activities	           (2,634)	         (1,016)

Net increase in cash and cash equivalents	          (1,607)	         (3,823)

Cash and cash equivalents at beginning of period     6,136	           7,856
Cash and cash equivalents at end of period	      $   4,529	       $   4,033

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

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CASH FLOWS, continued
              (In thousands, except share and per share amounts)
                                   (Unaudited)


					                                             12 weeks         12 weeks
						                                             ended            ended
                                                  March 25,       March 27,
                                                    2000            1999

Supplemental information:
 Cash paid during the period for interest	       $   3,676	      $   3,473

 Cash paid during the period for income taxes	   $      30	      $       -

Supplemental schedule of noncash investing and
 financing activities:
 Debt assumed in acquisition of stores	          $   6,162 	     $       -













                 The accompanying notes are an integral part of these consoldiated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  	Basis of Preparation of Consolidated Financial Statements:

       The accompanying unaudited interim consolidated financial statements of Homeland Holding Corporation ("Holding"), through its wholly-owned subsidiary, Homeland Stores, Inc. ("Homeland") and Homeland's wholly-owned subsidiary, JCH Beverage, Inc. ("JCH") and JCH's wholly-owned subsidiary, SLB Marketing, Inc., (collectively referred to herein as the "Company"), reflect all adjustments, which consist only of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented.

	     	These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period ended January 1, 2000, and the notes thereto.

2.	 	Accounting Policies:

	     	The significant accounting policies of the Company are summarized in the consolidated financial statements of the Company for the 52 weeks ended January
1, 2000, and the notes thereto.

3.	 	Store Acquisitions:

	     	In February 2000, the Company completed its acquisition of three stores from Belton Food Center Inc. ("BFC"), in Oklahoma City.  The net purchase price was $0.2 million which represents $4.2 million for fixtures and equipment, leasehold improvements and goodwill, plus $2.0 million for inventory, $0.2 million for transaction costs, offset by $6.2 million of long-term debt (BFC's obligation to AWG) assumed by the Company.  The Company will lease all three of the stores from AWG.  The Company financed this acquisition principally through the assumption of $6.2 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the three stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore,
AWG released its security interest in the inventory.  The Company has subsequently closed one of the stores due to the proximity to other Company stores and has established a reserve, which approximates $1.3 million for future rent payments and other holding costs.

4.	 	Subsequent Event:

      	On April 25, 2000, subsequent to the close of the first quarter of 2000, the Company completed its acquisition of three Baker's Supermarkets from Fleming Companies Inc. ("Fleming"). The purchase price was approximately $3.5 million which represents $1.6 million for fixtures and equipment, leasehold improvements, goodwill and a non-compete agreement, $1.6 million for inventory, and approximately $0.3 million in transaction costs. The Company will sublease the three stores from Fleming. A fourth location will be leased upon the completion of its construction, which is anticipated during fiscal year 2000. The Company financed this acquisition principally through increased borrowings under its working capital facility.










Item 2. 	Management's Discussion and Analysis of Financial Conditions and
         Results of Operations

         General

           	The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales for the periods indicated:

                                                     March 25,	 	  March 27,
							                                                2000          1999
         Net Sales		                                  100.0%	       100.0%
         Cost of sales	                                76.6	         76.6
          Gross Profit	                                23.4	         23.4
         Selling and administrative expenses	          21.4	         21.1
         Amortization of excess reorganization value	   -	            2.1
         Operating profit (loss)	                       2.0	          0.2
         Gain (loss) on disposal of assets	             -	            -
         Interest income	                               0.2	          0.1
         Interest expense	                             (1.7)	        (1.6)
         Income (loss) before income taxes	             0.5	         (1.3)
         Income tax provision	                         (0.2)	        (0.3)

          Net income (loss)	                            0.3	         (1.6)

Results of Operations.

	     	Comparison of the Twelve Weeks Ended March 25, 2000 with the Twelve
Weeks Ended March 27, 1999

	     	Net sales increased $12.9 million, or 10.4%, from $123.7 million for the twelve weeks ended March 27, 1999, to $136.6 million for the twelve weeks ended
March 25, 2000.  The increase in sales is attributable to the acquisition of nine stores in April 1999, the acquisition of four stores in November 1999, and the acquisition of three stores in February 2000, partially offset by a 2.7%
decline in comparable store sales and the closing of one store in 1999.  The decrease in comparable store sales is the result of competitive openings during the first quarter of fiscal year 2000, the advancement of purchases by customers into the final week of 1999 due to uncertainty with the year 2000 year-end transition, the cycling of strong promotions in the first quarter of 1999, and the mild winter weather in the Company's trade areas.

	     	During the twelve weeks ended March 25, 2000, there were three new competitive openings within the Company's markets including: two Wal-Mart Neighborhood Market's in Oklahoma City and one United Supermarket in Amarillo, Texas. Based on information publicly available, the Company expects that, during the remainder of 2000, Wal-Mart will open 5 Supercenters and four Neighborhood Markets; and regional chains and independents will open three additional stores.

	     	Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on comparable store sales and net sales.  As a result of these highly competitive conditions, management believes that comparable store sales will decline approximately 1.0% during the second quarter of 2000.  In response to this highly competitive environment, the Company intends to build on its strengths which consist of: (a) high quality perishable departments; (b) market position and competitive pricing; (c) customer service; (d) excellent locations; and (e)
the "Homeland Savings Card," a customer loyalty card program. The Company is upgrading its stores by focusing its capital expenditures on projects that will improve the overall appeal of its stores to targeted customers and is using its merchandising strategy to emphasize a competitive pricing structure, as well as leadership in quality products and services, selection and convenient store locations. Additionally, the in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its Homeland Savings Card, which allows customers with the card the opportunity to purchase over 2,000 items at a reduced cost each week.  Finally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets.

      	Gross profit as a percentage of sales of 23.4% was the same as in the comparable period of 1998. Gross profit margin reflects the impact of specific promotional activities as the Company responded to certain new competitive store openings and special advertisements for the grand openings of the Company's acquired stores; and the impact of increased cost of goods for pharmaceutical products. The pressure on gross profit margin described above was offset by a general improvement in the management of promotional spending and the implementation of initiatives to lower cost of goods.

	     	Selling and administrative expenses as a percentage of sales increased
0.3% from 21.1% for the twelve weeks ended March 27, 1999, to 21.4% for the twelve weeks ended March 25, 2000.  The increase in operating expenses is attributable to increased occupancy costs associated with the acquired stores, increased depreciation costs attributable to the Company's capital expenditure program for store remodels and maintenance and modernization, and start-up expenses related to the Company's February, 2000, acquisition.  The Company continues to review the alternatives to reduce selling and administrative expenses and cost of sales.

	     	The amortization of the excess reorganization value amounted to $2.6 million for the twelve weeks ended March 27, 1999.  The excess reorganization value was amortized over three years, on a straight-line basis, and became fully amortized in the third quarter of 1999.

	     	Operating profit increased $2.6 million from $0.2 million for the twelve weeks ended March 27, 1999, to $2.8 million for the twelve weeks ended March 25,
2000.  The increase primarily reflects the elimination of the amortization of the excess reorganization value.

	     	Interest expense, net of interest income, increased $0.3 million from
$1.9 million for the twelve weeks ended March 27, 1999, to $2.2 million for the twelve weeks ended March 25, 2000.  The increase reflects additional interest expense attributable to the acquired stores and increases in variable interest rates, partially offset by additional interest income from the interest bearing certificates of AWG.  During 2000, the Company anticipates that interest expense will increase due to increased debt and additional increases in variable interest rates.  See "Liquidity and Capital Resources."

      	The Company recorded $0.3 million of income tax expense for the twelve weeks ended March 25, 2000, substantially all of which is deferred income tax. In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. Additionally, upon the completion of the amortization of reorganization value in excess of amounts allocable to identifiable assets, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded as a reduction of other intangibles existing at the reorganization date until reduced to zero and then as an increase to stockholder's equity. Due to the uncertainty of realizing future tax benefits, a full valuation allowance has been deemed necessary to entirely offset the net deferred tax assets. At January 1, 2000, the Company had a tax net operating loss carryforward of approximately $29.5 million, which may be utilized to offset future taxable income to the limited amount of $5.7 million for 2000 and $3.3 million each year thereafter. If the Company's current trend toward profitability continues, then net deferred tax assets of approximately $16.0 million could be recognized.

      	Net income increased $2.4 million from a net loss of $2.0 million, or net loss per diluted share of $0.41, for the twelve weeks ended March 27, 1999 to net income of $0.4 million, or net income per diluted share of $0.08, for the twelve weeks ended March 25, 2000. Excluding the amortization of reorganization value during the twelve weeks ended March 27, 1999, net income decreased $0.2 million from a net income of $0.6 million, or net income per diluted share of $0.13, for the twelve weeks ended March 27, 1999 to net income of $0.4 million, or net income per diluted share of $0.08, for the twelve weeks ended March 25, 2000.

      	EBITDA (as defined hereinafter) increased $0.3 million from $5.2 million, or 4.2% of sales, for the twelve weeks ended March 27, 1999 to $5.5 million, or 4.0% of sales for the twelve weeks ended March 25, 2000. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

Liquidity and Capital Resources

      	Debt. The primary sources of liquidity for the Company's operations have been borrowings under credit facilities and internally generated funds.

      	On December 17, 1998, the Company entered into a Loan Agreement with NBC, as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Whitehall Business Credit, Inc., under which these lenders provide a working capital and letter of credit facility ("Revolving Facility"), a term loan ("Term Loan") and, prior to its termination in April, 2000, an acquisition term loan ("Acquisition Term Loan") through August 2, 2002.

	     	The Loan Agreement, as amended, permits the Company to borrow under the
Revolving Facility up to the lesser of (a) $37.0 million or (b) the applicable borrowing base.  Funds borrowed under the Revolving Facility are available for general corporate purposes of the Company.

	     	The Term Loan, which had an outstanding balance as of March 25, 2000, of
$5.4 million, represents the balance of $10.0 million borrowed under the prior loan agreement to finance costs and expenses associated with the consummation of the Restructuring; in April 2000, the principal balance of the Term Loan was increased by $5.0 million in connection with the termination of the Acquisition
Term Loan, permitting a corresponding reduction in the Revolving Facility.  The
Company is required to make quarterly principal paydowns of approximately $0.6 million.

	     	The interest rate payable quarterly under the Loan Agreement is based on the prime rate publicly announced by National Bank of Canada from time to time in New York, New York plus a percentage which varies based on a number of factors, including: (a) whether it is the Revolving Facility or the Term Loan;
(b) the time period; and (c) whether the Company elects to use a London
Interbank Offered Rate.

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

	     	As of August 2, 1996, the Company entered into an Indenture with Fleet
National Bank (predecessor to State Bank and Trust Company), as trustee, under which the Company issued $60.0 million of 10% Senior Subordinated Notes due 2003
("New Notes"). The New Notes, which are unsecured, will mature on August 2,
2003.  Interest on the New Notes accrues at the rate of 10% per annum and is payable on February 2 and August 2 of each year.

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

                                                  12 weeks         12 weeks
					                                              ended            ended
                                                 March 25,        March 27,
		        		                                       2000             1999

     Income (loss) before income taxes	          $     668	       $  (1,648)

     Interest income	                                 (172)	           (129)

     Interest expense	                               2,342	           2,000

     Gain on disposal of assets	                       (27)	             (4)

     Amortization of excess reorganization value	        -	           2,639

     Depreciation and amortization	                  2,675	           2,312

     EBITDA	                                     $   5,486	       $   5,170


     As a percentage of sales	                       4.02%	           4.18%

     As a multiple of interest expense, net
      of interest income	                            2.53x	           2.76x

	     	Net cash provided by operating activities increased $3.7 million, from net cash used of $1.9 million in 1999 to net cash provided of $1.7 million in
2000.  The increase principally reflects a smaller reduction in trade payables and other current liabilities, a reduction in accounts receivable and an increase in EBITDA.

	     	Net cash used in investing activities decreased $0.2 million, from $0.8 million in 1999 to $0.6 million in 2000.  The Company invested $9.0 million,
$12.4 million, and $14.0 million in capital expenditures for 1999, 1998, and
1997, respectively.

	     	In April 1999, the Company completed its acquisition of nine stores from
AWG, in eastern Oklahoma.  The net purchase price was $1.3 million which represents $5.6 million for real property, fixtures and equipment and goodwill plus $2.3 million for inventory, $0.2 million for transaction costs, offset by
$6.8 million in long-term debt assumed by the Company.  The Company acquired title to one store and leases the remaining eight from AWG.  The one store to which Homeland acquired title in Pryor, Oklahoma, was closed (and subsequently sold to a non-grocery user) as a result of the proximity to an existing Company store.  The Company financed this acquisition principally through the assumption of $6.8 million in long-term debt, together with increased borrowings under its
Revolving Facility.  The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the nine stores.
Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG which related to inventory and the Pryor store which was sold.  Therefore, AWG released its security interest in the assets relating to the Pryor store and the inventory.

	     	In November 1999, the Company completed its acquisition of four stores from Brattain Foods, Inc. ("BFI"), in Muskogee, Oklahoma.  The net purchase price was $1.1 million which represents $6.0 million for fixtures and equipment and goodwill plus $1.9 million for inventory, $0.2 million for transaction costs, offset by $7.0 million of long-term debt (BFI's obligation to AWG)
assumed by the Company.  The Company leases three of the stores from AWG and leases the fourth from a third party.  The Company financed this acquisition principally through the assumption of $7.0 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the
Company to AWG is secured by liens on, and security interest in, the assets associated with the four stores.  Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory.

	     	In February 2000, the Company completed its acquisition of three stores from Belton Food Center Inc. ("BFC"), in Oklahoma City.  The net purchase price was $0.2 million which represents $4.2 million for fixtures and equipment, leasehold improvements and goodwill, plus $2.0 million for inventory, $0.2 million for transaction costs, offset by $6.2 million of long-term debt (BFC's obligation to AWG) assumed by the Company.  The Company leases all three of the stores from AWG.  The Company financed this acquisition principally through the assumption of $6.2 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the three stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory.

	     	As of March 25, 2000, the Company had an outstanding balance on these assumed obligations to AWG of $11.5 million.  The loans have a seven year term with principal and interest payments scheduled each week, and have a variable interest rate equal to the prime rate plus 100 basis points. Under the various agreements of the acquisitions, the individual markets where the stores are located are subject to non-compete, supply and right-of-first-refusal agreements with AWG.  In addition to the other customary terms associated with a right-of-
first refusal agreement, the right-of-first refusal agreement provides for the repurchase by AWG of the stores based upon the occurrence of certain exercise events.  The exercise events include, among other events, a change in control of
Homeland and a transfer of more than 20% of the ownership interest of Holding or
Homeland.

	     	On April 25, 2000, subsequent to the close of the first quarter of 2000, the Company completed its acquisition of three Baker's Supermarkets from Fleming
Companies Inc. ("Fleming").  The purchase price was approximately $3.5 million which represents $1.6 million for fixtures and equipment, leasehold improvements, goodwill and a non-compete agreement, $1.6 million for inventory, and approximately $0.3 million in transaction costs.  The Company will sublease the three stores from Fleming. A fourth location will be leased upon the completion of its construction, which is anticipated during fiscal year 2000.
The Company financed this acquisition principally through increased borrowings under its working capital facility.

	     	Net cash used in financing activities increased $1.6 million, from $1.0 million used by financing activities in the 12 weeks ended March 27, 1999, to
$2.6 million used in financing activities in the 12 weeks ended March 25, 2000.
The increase primarily reflects the principal payments made to AWG under the terms of the obligations assumed by the Company in conjunction with the February
2000 acquisition.

      	The Company considers its capital expenditure program a critical and strategic part of the overall plan to support its market competitiveness. Cash capital expenditures for 2000 are expected to be at approximately $10.0 million. The Loan Agreement limits the Company's capital expenditures for 2000 to $13.0 million plus $2.6 million in carryover from the previous year, and $2.6 million for capital expenditures which are financed through capital leases or equipment loans. The estimated 2000 capital expenditures of $10.0 is expected to be invested primarily in the leasehold improvements and fixturing of the one store yet to be acquired from Fleming, and the remodeling and maintenance of selected stores. The funds for the capital expenditures are expected to be provided by internally-generated cash flows from operations and borrowings under the Loan Agreement. As of March 25, 2000, the Company had $24.2 million of borrowings,

$0.9 million of letters of credit outstanding and $10.1 million of availability under its Revolving Facility.

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

PART II - OTHER INFORMATION

Item 3.	    Exhibits and Reports on Form 8-K

 		         (a)		Exhibits:  The following exhibits are filed as part of this
                            report:

				             Exhibit No.		      Description

					               11e		           Computation of Diluted Earnings Per Share.

					               27		            Financial Data Schedule.

		          (b)		Report on Form 8-K:  The Company did not file any Form 8-K
                 during the quarter ended March 25, 2000.





                                 	SIGNATURES

	     	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          		HOMELAND HOLDING CORPORATION


Date:	May 8, 2000			        By:	   /s/   David B. Clark
                                 David B. Clark, President, Chief Executive
                                 Officer, and Director
                                 (Principal Executive Officer)


Date:	May 8, 2000			        By:    /s/   Wayne S. Peterson
                                 Wayne S. Peterson, Senior Vice President/
                                 Finance, Chief Financial Officer and Secretary
	                                (Principal Financial Officer)