Form 10-Q
period 2000-06-17
HOMELAND HOLDING CORP
filed 2000-07-31
CIK 835582

UNITED STATES
	                     SECURITIES AND EXCHANGE COMMISSION
	                         Washington, D.C.  20549

	                                FORM 10-Q

(Mark One)
    	    	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange
          Act of 1934
          For the quarterly period ended 	June 17, 2000

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

		       	Indicate the number of shares outstanding of each of the registrant's classes of common stock as of August 1, 2000:

            Homeland Holding Corporation Common Stock: 4,924,529 shares





	                       HOMELAND HOLDING CORPORATION

	                               FORM 10-Q

	                 FOR THE TWELVE WEEKS ENDED JUNE 17, 2000


	                                 INDEX



							                                                                   Page

PART I		  FINANCIAL INFORMATION

ITEM 1.	  Financial Statements..........................................	  1

	         Consolidated Balance Sheets
	          June 17, 2000, and January 1, 2000...........................	  1

	         Consolidated Statements of Operations
	          Twelve Weeks and Twenty-four Weeks ended
	           June 17, 2000, and June 19, 1999............................	  3

	         Consolidated Statements of Cash Flows
	          Twelve Weeks and Twenty-four Weeks ended
	           June 17, 2000, and June 19, 1999............................	  4

	         Notes to Consolidated Financial Statements....................	  6

ITEM 2.	  Management's Discussion and Analysis of Financial Condition
	          and Results of Operations....................................	  7

PART II	  OTHER INFORMATION

ITEM 4.	  Submission of Matters to a Vote of Security Holders........... 	16

ITEM 6.	  Exhibits and Reports on Form 8-K.............................. 	17





                                      i



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

              (In thousands, except share and per share amounts)

                                   ASSETS

                     	                          (Unaudited)
                                                  June 17,	       January 1,
                                                   2000     	       2000
Current assets:
 Cash and cash equivalents	                    $    7,568	      $    6,136
	Receivables, net of allowance for
  uncollectible accounts of $738
  and $1,361   	                                   10,054	          11,353
	Inventories	                                      55,214	          52,663
	Prepaid expenses and other current assets	         2,025     	      2,176

	 Total current assets	                            74,861	          72,328

Property, plant and equipment:
	Land and land improvements	                        8,820	           9,046
	Buildings	                                        21,659	          21,962
	Fixtures and equipment	                           40,849	          36,818
	Leasehold improvements	                           21,554	          20,446
	Software	                                          7,519	           7,181
	Leased assets under capital leases	                8,737	           8,737
	Construction in progress	                            125	              19

 		                                               109,263	         104,209

Less, accumulated depreciation
	and amortization	                                 35,491	          30,728

Net property, plant and equipment	                 73,772	          73,481

Other assets and deferred charges	                 26,361	          22,045

  Total assets	                                $  174,994	      $  167,854

			                                                              Continued


                The accompanying notes are an integral part of these consolidated financial statements.

               HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS, Continued

             (In thousands, except share and per share amounts)

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  (Unaudited)
                                                  June 17,	       January 1,
                                                    2000            2000
Current liabilities:
	Accounts payable - trade	                      $   20,792	     $   22,968
	Salaries and wages	                                 2,058	          3,168
	Taxes	                                              4,423	          3,616
	Accrued interest payable	                           2,500	          2,671
	Other current liabilities	                          8,135	          6,992
	Current portion of long-term debt	                  3,048	          2,918
	Current portion of obligations under capital
	 leases	                                              501	            501

	  Total current liabilities	                       41,457	         42,834

Long-term obligations:
	Long-term debt	                                   101,290	         94,668
	Obligations under capital leases	                     950	          1,197
	Other noncurrent liabilities	                       3,196	          1,501

  Total long-term obligations	                     105,436	         97,366

Stockholders' equity:
	Common stock $0.01 par value, authorized -
  7,500,000 shares, issued 4,923,446 shares
  and 4,917,860 shares at June 17, 2000,
  and January 1, 2000, respectively	                    49	             49
	Additional paid-in capital	                        56,254	         56,254
	Accumulated deficit	                              (28,202)	       (28,649)

Total stockholders' equity	                         28,101	         27,654

Total liabilities and stockholders' equity	     $  174,994	     $  167,854



                The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF OPERATIONS

              (In thousands, except share and per share amounts)



				                            12 weeks ended               24 weeks ended
              					           June 17,   June 19,          June 17,   June 19,
			                             2000       1999              2000       1999

Sales, net                	$  142,620 	$  127,276      	$  279,227 	$  250,944

Cost of sales	                109,672     	97,049	         214,271	    191,792

 Gross profit	                 32,948	     30,227	          64,956	     59,152

Selling and administrative
 expenses	                     30,556	     27,468	          59,753	     53,535
Amortization of excess
 reorganization value	              -	      2,539	               -	      5,178

	Operating profit	              2,392	        220	           5,203	        439

Gain (loss) on disposal of
 assets	                          (56)	        10	             (29)	        14
Interest income	                  172	        130	             344	        259
Interest expense	              (2,455)	    (2,013)	         (4,797)	    (4,013)

Income (loss) before income
 taxes	                            53	     (1,653)	            721	     (3,301)
Income tax provision	             (20)	      (334)	           (274)       (709)

	Net income (loss)	        $       33  $   (1,987)	     $      447	 $   (4,010)

Net income (loss) per
 share:
  Basic	                   $     0.01		$    (0.40)	     $     0.09	 $    (0.82)
  Diluted	                 $     0.01	 $    (0.40)	     $     0.09  $    (0.82)
Weighted average shares
 outstanding:
  Basic	                    4,922,163	  4,910,459	       4,920,760	  4,908,481
  Diluted	                  4,964,288	  4,910,459	       4,963,231	  4,908,481



                 The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENT OF CASH FLOWS

              (In thousands, except share and per share amounts)
                                  (Unaudited)



					                                   12 weeks ended	       24 weeks ended
                                      June 17,   June 19,   June 17,   June 19,
	                                      2000        1999       2000       1999
Cash flows from operating activities:
 Net income (loss)	                 $      33	  $  (1,987)	$     447	$  (4,010)
 Adjustments to reconcile net loss to
  net cash from operating activities:
  Depreciation and amortization         2,547	      2,381	     5,068	    4,665
	 Amortization of beneficial interest in
   operating leases	                       28	         28	        56	       56
	 Amortization of excess reorganization
   value	                                   -	      2,539	         -	    5,178
	 Amortization of goodwill	               192	         42	       318	       42
	 Amortization of financing costs	         14	         11	        27	       23
	 Loss (gain) on disposal of assets	       56	        (10)	       29	      (14)
	 Deferred income taxes	                  (10)	       333	       214	      702
	 Change in assets and liabilities:
   (Increase) decrease in receivables  (2,568)	    (1,857)	    1,299	    1,076
   Decrease in inventories	               837	        330	     1,037	      267
   (Increase) decrease in prepaid
    expenses and other current assets     987	         99	       267	     (807)
   Increase in other assets and
    deferred charges	                    (179)	       (18)	     (221)	     (13)
	  Increase (decrease) in accounts
    payable - trade	                     (563)	     1,297	    (2,176)	  (1,474)
   Increase (decrease) in salaries
    and wages	                            339	        180	    (1,110)	    (686)
   Increase in taxes	                     676	        791	       864	      776
   Increase (decrease) in accrued
    interest payable	                   1,369	      1,367	      (171)	    (132)
   Increase (decrease) in other
    current liabilities	                  617         540	       642    (1,454)
   Decrease in other noncurrent
    liabilities	                         (278)       (142)      (748)     (226)

    Total adjustments	                  4,064       7,911	     5,395     7,979

	   Net cash provided by operating
     activities	                        4,097	      5,924      5,842     3,969

Cash flows from investing activities:
 Capital expenditures	                   (564)	    (2,233)	   (1,563)	  (3,095)
 Acquisition of stores	                (3,518)	    (1,315)	   (3,663)	  (1,315)
 Cash received from sale of assets	        47           7	       473        17


    Net cash used in investing
     activities	                       (4,035)	    (3,541)	   (4,753)	  (4,393)

Cash flows from financing activities:
 Borrowings under term loan	            5,000	          -	     5,000	        -
 Payments under term loan	               (417)	      (417)	     (829)	    (417)
 Borrowings under revolving credit
  loans	                               32,836	     33,958	    77,916	   63,113
 Payments under revolving credit
  loans	                              (33,787)	   (31,438)	  (77,881)	 (61,341)
 Payment on tax notes	                    (12)	       (15)	      (24)	     (31)
 Proceeds from issuance of common
  stock	                                    -	         21	         -	       31
 Principal payments under notes
  payable	                               (534)	    (2,189)	   (3,592)	  (2,189)
 Principal payments under capital
  lease obligations	                     (109)	      (256)      (247)     (518)

    Net cash provided by (used in)
     financing activities	              2,977	       (336)	      343	   (1,352)

Net increase (decrease) in cash
 and cash equivalents	                  3,309	      2,047	     1,432	   (1,776)

Cash and cash equivalents at
 beginning of period	                   4,529	      4,033	     6,136     7,856
Cash and cash equivalents at
 end of period	                     $   7,568	  $   6,080	 $   7,568	 $  6,080
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

               HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF CASH FLOWS, continued

             (In thousands, except share and per share amounts)
                                (Unaudited)

                                      12 weeks ended        24 weeks ended
 	                                  June 17,   June 19,   June 17,   June 19,
	                                    2000       1999       2000       1999


Supplemental information:
  Cash paid during the period
   for interest	                 $     979	  $     651  	$   4,655	 	$   4,124

  Cash paid during the period
   for income taxes		            $       -	  $      	-	  $      30		 $       -
Supplemental schedule of noncash
 investing and financing activities:
  Debt assumed in acquisition
   of stores                     $       -   $   6,752		 $   6,162   $   6,752




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

3.   Reserves for Doubtful Accounts:

		        In the fourth quarter of 1999, the Company increased its reserves for doubtful accounts by approximately $0.6 million related to the uncertainty of collection of a receivable from a vendor.  This receivable was subsequently collected during the twelve weeks ended June 17, 2000, resulting in the reduction of the related reserves for doubtful accounts and a reduction in selling and administrative expenses during the quarter.

4.		 Store Acquisitions:

		        In February 2000, the Company completed its acquisition of three stores from Belton Food Center Inc. ("BFC"), in Oklahoma City.  The net
     purchase price was $0.2 million which represents $4.2 million for fixtures and equipment, leasehold improvements and goodwill, plus $2.0 million for inventory and $0.2 million for transaction costs, offset by $6.2 million of long-term debt, which relates to BFC's obligation to Associated
     Wholesale Grocers, Inc. ("AWG") assumed by the Company.  The Company will lease all three of the stores from AWG.  The Company financed this acquisition principally through the assumption of $6.2 million in long-term debt, together with increased borrowings under its Revolving Facility.


     The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the three stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory, and, therefore, AWG released its security interest in the inventory. The Company has subsequently closed one of the stores due to the proximity to other Company stores and has established a reserve, which approximates $1.3 million for future rent payments and other holding costs.

				      On April 25, 2000, the Company completed its acquisition of three
     Baker's Supermarkets from Fleming Companies Inc. ("Fleming").  The purchase price was approximately $3.5 million, which represents $1.7 million for fixtures and equipment, leasehold improvements, goodwill and a non-compete agreement, $1.6 million for inventory, and approximately $0.2 million in transaction costs.  In conjunction with the transaction, the Company also recorded $1.6 million of identified intangibles and $1.6 million in liabilities related to an unfavorable contract. The Company will sublease the three stores from Fleming. A fourth location will be leased upon the completion of its construction, which is anticipated during fiscal year
     2000.  The Company financed this acquisition principally through increased borrowings under its working capital facility.

Item 2.	  Management's Discussion and Analysis of Financial Conditions and
          Results of Operations

          General

          The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales for the periods indicated:

 					                                   12 weeks ended      24 weeks ended
						                                  June 17,  June 19,  June 17,  June 19,
						                                    2000      1999      2000      1999
Net Sales		                              100.0%	   100.0%	   100.0%	   100.0%
Cost of sales	                            76.9 	    76.2	     76.7	     76.4
 Gross Profit	                            23.1	     23.8	     23.3	     23.6
Selling and administrative expenses	      21.4	     21.6	     21.4	     21.3
Amortization of excess reorganization
 value	                                      -	      2.0	        -	      2.1
Operating profit	                          1.7	      0.2	      1.9	      0.2
Gain (loss) on disposal of assets	        (0.1)	       -	        -	        -
Interest income	                           0.1	      0.1	      0.1	      0.1
Interest expense	                         (1.7)	    (1.6)	    (1.7)	    (1.6)
Income (loss) before income taxes	           -	     (1.3)	     0.3	     (1.3)
Income tax provision	                        -	      0.3	      0.1	      0.3

 Net income (loss)	                          -	     (1.6)	     0.2	     (1.6)


Results of Operations.

	        	Comparison of the Twelve Weeks Ended June 17, 2000 with the
Twelve Weeks Ended June 19, 1999

	        	Net sales increased $15.3 million, or 12.0%, from $127.3 million for the twelve weeks ended June 19, 1999, to $142.6 million for the twelve weeks ended June 17, 2000.  The increase in sales is attributable to the acquisition of four stores in November 1999, the acquisition of three stores in February
2000, and the acquisition of three stores in April 2000, partially offset by a
2.7% decline in comparable store sales and the closing of one store in 1999.
The decrease in comparable store sales is primarily attributable to competitive openings during fiscal year 2000, and a labor dispute at AWG, the Company's primary supplier of merchandise.

	        	Since the beginning of Fiscal 2000, there have been six new
competitive openings within the Company's markets including: three Wal-Mart
Neighborhood Markets in Oklahoma City, two Wal-Mart Supercenters in Oklahoma
City and one United Supermarket in Amarillo, Texas.  Based on information publicly available, the Company expects that, during the remainder of 2000,
Wal-Mart will open a total of three Supercenters and four Neighborhood Markets;
and regional chains and independents will open one additional store.

	        	AWG's labor dispute involved warehousing and transportation employees and impacted the Company's sales through informational leaflets dissuading customers from patronizing Company stores, through inaccurate store order fulfillment, and late deliveries.  The labor dispute, which began April 1, 2000 was resolved in mid-June.

	        	Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on comparable store sales and net sales.  As a result of these highly competitive conditions, management believes that comparable store sales will decline approximately 2.5% during the third quarter of 2000.  In response to this highly competitive environment, the Company intends to build on its strengths which consist of: (a) high quality perishable departments; (b) market position and competitive pricing; (c) customer service; (d) excellent locations; and (e) the
"Homeland Savings Card," a customer loyalty card program. The Company is upgrading its stores by focusing its capital expenditures on projects that will improve the overall appeal of its stores to targeted customers and is using its merchandising strategy to emphasize a competitive pricing structure, as well as leadership in quality products and services, selection and convenient store locations. Additionally, the in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its Homeland Savings Card, which allows customers with the card the opportunity to purchase over 2,000 items at a reduced cost each week. Finally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets.

         	Gross profit as a percentage of sales decreased 0.7% from 23.8% for the twelve weeks ended June 19, 1999, to 23.1% for the twelve weeks ended June
17, 2000.  The decrease in gross profit margin reflects a reduction in the anticipated AWG annual patronage rebate due to the labor dispute; the impact of specific promotional activities as the Company responded to certain new competitive store openings and special advertisements for the grand openings of the Company's acquired stores; and the impact of increased cost of goods for pharmaceutical products.

	        	Selling and administrative expenses as a percentage of sales decreased
0.2% from 21.6% for the twelve weeks ended June 19, 1999, to 21.4% for the twelve weeks ended June 17, 2000.  The decrease in operating expenses as a percentage of sales is attributable to a reduction in the reserves for doubtful accounts (see Note 3 of Notes to Consolidated Financial Statements (Unaudited)
and a reduction in general liability reserves due to improved claims experience, partially offset by increased occupancy costs associated with the acquired stores, increased depreciation costs attributable to the Company's capital expenditure program for store remodels and maintenance and modernization, and start-up expenses related to the Company's April 2000 acquisition.  The Company continues to review the alternatives to reduce selling and administrative expenses and cost of sales.

	        	The amortization of the excess reorganization value amounted to $2.5 million for the twelve weeks ended June 19, 1999.  The excess reorganization value was amortized over three years, on a straight-line basis, and became fully amortized in the third quarter of 1999.

	        	Operating profit increased $2.2 million from $0.2 million for the twelve weeks ended June 19, 1999, to $2.4 million for the twelve weeks ended
June 17, 2000.  The increase primarily reflects the elimination of the amortization of the excess reorganization value.

	        	Interest expense, net of interest income, increased $0.4 million from
$1.9 million for the twelve weeks ended June 19, 1999, to $2.3 million for the twelve weeks ended June 17, 2000.  The increase reflects additional interest expense attributable to the acquired stores and increases in variable interest rates, partially offset by additional interest income from the interest bearing certificates of AWG.  During 2000, the Company anticipates that interest expense will increase due to increased debt and additional increases in variable interest rates.  See "Liquidity and Capital Resources."

         	The Company recorded $20,000 of income tax expense for the twelve weeks ended June 17, 2000, substantially all of which is deferred income tax.


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

         	Net income increased $2.0 million from a net loss of $2.0 million, or net loss per diluted share of $0.40, for the twelve weeks ended June 19, 1999 to net income of $33,000, or net income per diluted share of $0.01, for the twelve weeks ended June 17, 2000.  Excluding the amortization of reorganization value during the twelve weeks ended June 19, 1999, net income decreased $0.6 million from a net income of $0.6 million, or net income per diluted share of $0.11, for the twelve weeks ended June 19, 1999 to net income of $33,000, or net income per diluted share of $0.01, for the twelve weeks ended June 17, 2000.

         	EBITDA (as defined hereinafter) was $5.2 million, or 4.1% of sales, for the twelve weeks ended June 19, 1999 and was $5.2 million, or 3.6% of sales for the twelve weeks ended June 17, 2000.  The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

		Comparison of the 24 Weeks Ended June 17, 2000 with the 24 Weeks Ended June 19, 1999

	        	Net sales increased $28.3 million, or 11.3%, from $250.9 million for the 24 weeks ended June 19, 1999, to $279.2 million for the 24 weeks ended June
17, 2000.  The increase in sales is attributable to the acquisition of nine stores in April 1999, the acquisition of four stores in November 1999, the acquisition of three stores in February 2000, and the acquisition of three stores in April 2000, partially offset by a 2.7% decline in comparable store sales and the closing of one store in 1999.  The decrease in comparable store sales is the result of competitive openings during fiscal year 2000, the advancement of purchases by customers into the final week of 1999 due to uncertainty with the year 2000 year-end transition, the labor dispute at AWG, the cycling of strong promotions in the first quarter of 1999, and the mild winter weather in the Company's trade areas.


	        	Gross profit as a percentage of sales decreased 0.3% from 23.6% for the 24 weeks ended June 19, 1999, to 23.3% for the 24 weeks ended June 17, 2000.
Gross profit margin reflects the impact of specific promotional activities as the Company responded to certain new competitive store openings and special advertisements for the grand openings of the Company's acquired stores; the impact of a reduction in the anticipated AWG annual patronage rebate due to the labor dispute; and the impact of increased cost of goods for pharmaceutical products.

	        	Selling and administrative expenses as a percentage of sales increased
0.1% from 21.3% for the 24 weeks ended June 19, 1999, to 21.4% for the 24 weeks ended June 17, 2000.  The increase in operating expenses as a percentage of sales is attributable to increased occupancy costs associated with the acquired stores, increased depreciation costs attributable to the Company's capital expenditure program for store remodels and maintenance and modernization, and start-up expenses related to the Company's February and April 2000 acquisitions, partially offset by a reduction in the reserves for doubtful accounts and a reduction in general liability reserves due to improved claims experience.

	        	The amortization of the excess reorganization value amounted to $5.2 million for the 24 weeks ended June 19, 1999.  The excess reorganization value was amortized over three years, on a straight-line basis, and became fully amortized in the third quarter of 1999.

	        	Operating profit increased $4.8 million from $0.4 million for the 24 weeks ended June 19, 1999, to $5.2 million for the 24 weeks ended June 17, 2000.
The increase primarily reflects the elimination of the amortization of the excess reorganization value.

 	       	Interest expense, net of interest income, increased $0.7 million from
$3.8 million for the 24 weeks ended June 19, 1999, to $4.5 million for the 24 weeks ended June 17, 2000.  The increase reflects additional interest expense attributable to the acquired stores and increases in variable interest rates, partially offset by additional interest income from the interest bearing certificates of AWG.  See "Liquidity and Capital Resources."

         	The Company recorded $0.3 million of income tax expense for the 24 weeks ended June 17, 2000 substantially all of which is deferred income tax.

         	Net income increased $4.4 million from a net loss of $4.0 million, or net loss per diluted share of $0.82, for the 24 weeks ended June 19, 1999 to net income of $0.4 million, or net income per diluted share of $0.09, for the 24 weeks ended June 17, 2000.  Excluding the amortization of reorganization value during the 24 weeks ended June 19, 1999, net income decreased $0.8 million from a net income of $1.2 million, or net income per diluted share of $0.24, for the
24 weeks ended June 19, 1999 to net income of $0.4 million, or net income per diluted share of $0.09, for the 24 weeks ended June 17, 2000.

	        	EBITDA (as defined hereinafter) increased $0.2 million from $10.4 million, or 4.1% of sales, for the 24 weeks ended June 19, 1999 to $10.6 million, or 3.8% of sales for the 24 weeks ended June 17, 2000.

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

	        	The Term Loan, which had an outstanding balance as of June 17, 2000, of $10.0 million, represents the balance of $5.0 borrowed under the prior loan agreement to finance costs and expenses associated with the consummation of the restructuring of the Company under its bankruptcy reorganization proceedings in
August, 1996, plus $5.0 million borrowed in connection with the termination of the Acquisition Term Loan, permitting a corresponding reduction in the Revolving
Facility, in April 2000.  The Company is required to make quarterly principal paydowns of approximately $0.6 million.

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

        		The Company's EBITDA (earnings before net interest expense, taxes, depreciation and amortization, asset impairment, and gain/loss on disposal of assets), as presented below, is the Company's measurement of internally-
generated operating cash for working capital needs, capital expenditures and payment of debt obligations:

                                      12 weeks ended        24 weeks ended
						                              June 17,   June 19,   June 17,   June 19,
						                                2000       1999       2000       1999

Income (loss) before income taxes	  $    53   $ (1,653)  	$   721	  $ (3,301)

Interest income	                       (172)	     (130)	     (344)	     (259)

Interest expense	                     2,455	     2,013	     4,797	     4,013

(Gain) loss on disposal of assets	       56	       (10)	       29	       (14)

Amortization of excess reorganization
 value	                                   -	     2,539	         -	     5,178

Depreciation and amortization	        2,767	     2,451	     5,442	     4,763


EBITDA	                            $  5,159 	 $  5,210   $ 10,645   $ 10,380


As a percentage of sales	              3.62%	     4.09%	     3.81%	     4.14%

As a multiple of interest expense,
 net of interest income  	             2.26x	     2.77x	     2.39x	     2.77x


        		Net cash provided by operating activities increased $1.8 million, from
$4.0 million in 1999 to $5.8 million in 2000.  The increase principally reflects a reductions in current assets and an increase in EBITDA, partially offset by reductions in certain current liabilities.

        		Net cash used in investing activities increased $0.4 million, from
$4.4 million in 1999 to $4.8 million in 2000.  The Company invested $9.0 million and $12.4 million in capital expenditures for 1999 and 1998, respectively.

        		In April 1999, the Company completed its acquisition of nine stores from AWG, in eastern Oklahoma.  The net purchase price was $1.3 million which represents $5.6 million for real property, fixtures and equipment and goodwill plus $2.3 million for inventory and $0.2 million for transaction costs, offset by $6.8 million in long-term debt assumed by the Company.  The Company acquired title to one store and leases the remaining eight from AWG.  The one store to which Homeland acquired title in Pryor, Oklahoma, was closed (and subsequently sold to a non-grocery user) as a result of the proximity to an existing Company store.  The Company financed this acquisition principally through the assumption of $6.8 million in long-term debt, together with increased borrowings under its
Revolving Facility.  The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the nine stores.
Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG which related to inventory and the Pryor store which was sold.  Therefore, AWG released its security interest in the assets relating to the Pryor store and the inventory.

        		In November 1999, the Company completed its acquisition of four stores from Brattain Foods, Inc. ("BFI"), in Muskogee, Oklahoma.  The net purchase price was $1.1 million which represents $6.0 million for fixtures and equipment and goodwill plus $1.9 million for inventory and $0.2 million for transaction costs, offset by $7.0 million of long-term debt (BFI's obligation to AWG)
assumed by the Company.  The Company leases three of the stores from AWG and leases the fourth from a third party.  The Company financed this acquisition principally through the assumption of $7.0 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the
Company to AWG is secured by liens on, and security interest in, the assets associated with the four stores.  Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory.

        		In February 2000, the Company completed its acquisition of three stores from BFC in Oklahoma City.  The net purchase price was $0.2 million which represents $4.2 million for fixtures and equipment, leasehold improvements and goodwill, plus $2.0 million for inventory and $0.2 million for transaction costs, offset by $6.2 million of long-term debt (BFC's obligation to AWG)
assumed by the Company.  The Company leases all three of the stores from AWG.


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

			      	In April 2000, the Company completed its acquisition of three Baker's
Supermarkets from Fleming.  The purchase price was approximately $3.5 million, which represents $1.7 million for fixtures and equipment, leasehold improvements, goodwill and a non-compete agreement, $1.6 million for inventory, and approximately $0.2 million in transaction costs. In conjunction with the transaction, the Company also recorded $1.6 million of identified intangibles
and $1.6 million in liabilities related to an unfavorable contract.		The Company
will sublease the three stores from Fleming. A fourth location will be leased upon the completion of its construction, which is anticipated during fiscal year
2000. The Company financed this acquisition principally through increased borrowings under its working capital facility.

	        	As of June 17, 2000, the Company had an outstanding balance on the assumed obligations to AWG of $11.0 million.  The loans have a seven year term with principal and interest payments scheduled each week, and have a variable interest rate equal to the prime rate plus 100 basis points.  Under the various agreements with respect to the acquisitions, the individual markets where the stores are located are subject to non-compete, supply and right-of-first-refusal agreements with AWG.  In addition to the other customary terms associated with a right-of-first refusal agreement, the right-of-first refusal agreement provides for the repurchase by AWG of the stores based upon the occurrence of certain exercise events.  The exercise events include, among other events, a change in control of Homeland and a transfer of more than 20% of the ownership interest of Holding or Homeland.

        		Net cash provided by financing activities increased $1.7 million, from net cash used by financing activities of $1.4 million in 1999, to net cash provided by financing activities of $0.3 million in 2000.  The increase primarily reflects the borrowings under the Term Loan in connection with the termination of the Acquisition Term Loans, partially offset by lower net borrowings under the Revolving Facility and principal payments made to AWG under the various obligations assumed by the Company.

         	The Company considers its capital expenditure program a critical and strategic part of the overall plan to support its market competitiveness.  Cash capital expenditures for 2000 are expected to be at approximately $10.0 million.
The Loan Agreement limits the Company's capital expenditures for 2000 to $13.0 million plus $2.6 million in carryover from the previous year.  The estimated
2000 capital expenditures of $10.0 million is expected to be invested primarily in the equipment and leasehold improvements of the one store yet to be acquired from Fleming, and the remodeling and maintenance of selected stores. The funds for the capital expenditures are expected to be provided by internally-generated cash flows from operations and borrowings under the Loan Agreement.  As of June


17, 2000, the Company had $23.2 million of borrowings, $30,000 of letters of credit outstanding and $11.0 million of availability under its Revolving Facility.

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

        		The Company held its 2000 Annual Meeting of Stockholders on June 1,
2000.  At such meeting, Robert E. (Gene) Burris, David B. Clark, Edward B.
Krekeler, Jr., Laurie M. Shahon, John A. Shields, William B. Snow and David N.
Weinstein were elected to serve on the Board of Directors for a one-year term, ending at the next annual meeting.

        		In the matter of the election of directors, the votes cast were as follows:

							                                      For    	  Withhold Authority
    	Robert E. (Gene) Burris		            3,918,582		         51,383
	    David B. Clark				                   3,948,205		         21,760
	    Edward B. Krekeler, Jr.		            3,700,867	         269,098
	    Laurie M. Shahon			                  3,730,867	         239,098
	    John A. Shields			                   3,946,546		         23,419
	    William B. Snow			                   3,700,867	         269,098
	    David N. Weinstein			                3,735,867          234,098


        		In addition, an amendment to the Homeland Holding Corporation 1996
Stock Option Plan to increase the number of shares of Common Stock available for the issuance of stock options thereunder from 432,222 shares to 832,222 shares,
1,843,864 votes were cast in favor of approval, 389,407 votes were cast against, holders of 37,379 shares abstained or did not vote and there were 1,699,315 broker non-votes.

Item 6.	 	Exhibits and Reports on Form 8-K

		        (a)		Exhibits:  The following exhibit is filed as part of this report:

				           Exhibit No.		     Description

				           10ae	      Computation of Diluted Earnings Per Share.

                          10af		Sixth Amendment to Loan Agreement dated as of
                          April 25, 2000, among IBJ Whitehall Business Credit
                          Corporation, Heller Financial, Inc., and National
                          Bank of Canada, Homeland and Holding.

               10ag	      Letter Agreement and Promissory Note to David B. Clark
                          regarding relocation expenses.

				           27			      Financial Data Schedule.

        		(b)		Report on Form 8-K:  The Company did not file any Form 8-K during the quarter ended June 17, 2000.


                                     	SIGNATURES

        		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     				      HOMELAND HOLDING CORPORATION


Date:	August 1, 2000			        By:	   /s/   David B. Clark
                                    David B. Clark, President, Chief Executive
                                    Officer, and Director
                                    (Principal Executive Officer)


Date:	August 1, 2000			        By:    /s/   Wayne S. Peterson
                                    Wayne S. Peterson, Senior Vice President/
                                    Finance, Chief Financial Officer and
                                    Secretary
							                             (Principal Financial Officer)