Form 10-Q
period 2000-09-09
HOMELAND HOLDING CORP
filed 2000-10-24
CIK 835582

CONFORMED COPY


UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549

	FORM 10-Q

(Mark One)
	Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934
	         For the quarterly period ended September 9, 2000

OR

	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
	         For the transition period from               to _________

Commission file No.: 33-48862


	HOMELAND HOLDING CORPORATION
	(Exact name of registrant as specified in its charter)


			       Delaware	                    73-1311075
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification No.)

2601 Northwest Expressway
Oil Center-East, Suite 1100
                           Oklahoma City, Oklahoma         73112
      (Address of principal executive offices)(Zip Code)

	(405) 879-6600
	(Registrant's telephone number, including area code)

			Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes   X__
No ____

			Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities
Exchange Act of 1934 subsequent to the distribution under a plan confirmed by
a court. Yes   X     No ___

			Indicate the number of shares outstanding of each of the registrant's classes of common stock as of October 24, 2000:

				Homeland Holding Corporation Common Stock: 4,925,871 shares





HOMELAND HOLDING CORPORATION

	FORM 10-Q

	FOR THE THIRTY-SIX WEEKS ENDED SEPTEMBER 9, 2000


	INDEX



Page

PART I		FINANCIAL INFORMATION

ITEM 1.	Financial Statements	  1

	Consolidated Balance Sheets
	   September 9, 2000, and January 1, 2000	  1

	Consolidated Statements of Operations
	   Twelve Weeks and Thirty-six Weeks ended
	       September 9, 2000, and September 11, 1999	  3

	Consolidated Statements of Cash Flows
	   Twelve Weeks and Thirty-six Weeks ended
	       September 9, 2000, and September 11, 1999	  4

	Notes to Consolidated Financial Statements	  6

ITEM 2.	Management's Discussion and Analysis of Financial
	   Condition and Results of Operations	  7

PART II	OTHER INFORMATION

ITEM 3.	Exhibits and Reports on Form 8-K	 16













i

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

Selected Financial Data
ASSETS


(Unaudited)
September 9,            January 1,
___2000                    2000
Current assets:
 	Cash and cash equivalents	 $      5,604	$     6,136
	Receivables, net of allowance
		for uncollectible accounts of
		$718 and $1,361	10,621	11,353
	Inventories	55,132	52,663
	Prepaid expenses and other
		current assets	                    2,317	      2,176

	  Total current assets	73,674	72,328

Property, plant and equipment:
	Land and land improvements	8,820	9,046
	Buildings	21,675	21,962
	Fixtures and equipment	41,122	36,818
	Leasehold improvements	21,647	20,446
	Software	7,672	7,181
	Leased assets under capital leases	8,737	8,737
	Construction in progress	      1,176	         19

		110,849	104,209

Less, accumulated depreciation
	and amortization	     37,967	     30,728

Net property, plant and equipment	72,882	73,481

Other assets and deferred charges	     26,275	     22,045

	   Total assets	$   172,831	$   167,854

	Continued


Selected Financial Data

(Unaudited)
September 9,     	January 1,
___2000       	   2000
Current liabilities:
	Accounts payable - trade	$    20,380	$   22,968
	Salaries and wages	2,127	3,168
	Taxes	4,794	3,616
	Accrued interest payable	886	2,671
	Other current liabilities	7,338	6,992
	Current portion of long-term debt	3,048	      2,918
	Current portion of obligations
		under capital leases	       501      	       501

	   Total current liabilities	39,074	42,834

Long-term obligations:
	Long-term debt	103,608	94,668
	Obligations under capital leases	838	1,197
	Other noncurrent liabilities	      3,034	     1,501

	   Total long-term obligations	107,480	97,366

Stockholders' equity:
	Common stock $0.01 par value,
	authorized - 7,500,000 shares,
	issued 4,925,871 shares and
	4,917,860 shares at September 9,
	2000, and January 1, 2000,
	respectively	49	49
	Additional paid-in capital	56,254	56,254
	Accumulated deficit	    (30,026)	    (28,649)

Total stockholders' equity	     26,277	      27,654

Total liabilities and stockholders'
	equity	$   172,831	$   167,854




Selected Financial Data
						        12 weeks ended                  36 weeks ended
			            September 9, September 11, September 9, September 11,
	                               2000         1999           2000         1999

Sales, net                 	$  136,501	$  125,867	$  415,728	$  376,811

Cost of sales	   104,141       94,953   	     318,412  	   286,745

 	Gross profit		32,360	30,914	97,316	90,066

Selling and administrative expenses	32,111	28,323	91,864	81,858
Amortization of excess reorgani-
  zation value	           -	      1,712	              -	     6,890
Asset impairment - closed store		         -	          925	         -	      925

	Operating profit (loss)		249	(46)	5,452	393

Gain (loss) on disposal of assets	-	203	(29)	217
Interest income		176	132	520	391
Interest expense		    (2,522)	    (2,073)	    (7,319)	   (6,086)

Loss before income taxes		(2,097)	(1,784)	(1,376)	(5,085)
Income tax provision (benefit)		      (274)	       (24)	         -	      685

	Net loss	$   (1,823)  	$   (1,760)	$   (1,376)	$  (5,770)

Net loss per share:
 Basic	 $   (0.37)	$   (0.36)		$    (0.28)	$   (1.18)
 Diluted		$   (0.37)	$   (0.36)		$    (0.28)	$   (1.18)


Weighted average shares
 outstanding:
 Basic	4,924,869	4,912,979	4,922,130	 4,909,842
 Diluted	4,924,869	4,912,979	 4,922,130	 4,909,842







Selected Financial Data
				               12 weeks ended	            36 weeks ended
                              September 9, September 11, September 9, September 11,
                                      2000        1999        2000          1999
Cash flows from operating activities:
   Net loss	$   (1,823)	$   (1,760)	$   (1,376)	$   (5,770)
   Adjustments to reconcile net loss to
	net cash from operating activities:
	  Depreciation and amortization	2,568	2,439	7,636	7,104
		Amortization of beneficial interest
		in operating leases	28	28	84	84
		Amortization of excess reorganization
		value	-	1,712	-	6,890
		Amortization of goodwill	177	55	495	97
		Amortization of financing costs	15	3	42	26
		Loss (gain) on disposal of assets	-	(203)	29	(217)
		Asset impairment - closed store	-	925	-	925
		Deferred income taxes	(214)	199	-	901
		Change in assets and liabilities:
	(Increase) decrease in receivables	(567)	(1,269)	732	(193)
Decrease (increase) in inventories	82	(44)	1,119	223
	(Increase) decrease in prepaid expenses
	  and other current assets	(292)	551	(25)	(256)
		(Increase) decrease in other assets and
			  deferred charges	(16)	22	(237)	9
	Decrease in accounts payable - trade	(412)	(931)	(2,588)	(2,405)
	Increase (decrease) in salaries and wages	69	332	(1,041)	(354)
	Increase in taxes	371	147	1,235	923
 Decrease in accrued interest payable	(1,614)	(1,655)	(1,785)	(1,787)
Increase (decrease) in other current
	liabilities	(797)	187	(155)	(1,267)
Decrease in other noncurrent
	liabilities	      (144)	    (122)	   (892)	    (348)

       	   Total adjustments	    (746)	   2,376	  4,649	  10,355

	      Net cash provided by (used in)
		operating activities	  (2,569)	     616	  3,273	      4,585

Cash flows from investing activities:
	Capital expenditures	(1,603)	(1,389)	(3,166)	(4,484)
   Acquisition of stores	-	-	(3,663)	(1,315)
   Cash received from sale of assets	           2	        209	    475	    226

           Net cash used in investing
			activities	  (1,601)	  (1,180)	 (6,354)	   (5,573)

Cash flows from financing activities:
	 Borrowings under term loan	-	-	5,000	-
  Payments under term loan	(595)	(417)	(1,424)	(834)
  Borrowings under revolving credit loans	33,063	31,061	110,979	94,174
  Payments under revolving credit loans	(29,847)	(30,366)	(107,728)	(91,707)
  Payment on tax notes	(13)	-	(37)	(31)
  Proceeds from issuance of common stock	-	21	-	52
  Principal payments under notes payable	(290)	(115)	(3,882)	(2,304)
  Principal payments under capital lease
    obligations	    (112)	    (261)	      (359)	  (779)

   	Net cash provided by  (used in)
	  financing activities	  2,206	     (77)	  2,549	 (1,429)

Net decrease in cash and cash equivalents	(1,964)	(641)	(532)	(2,417)

Cash and cash equivalents at beginning
   of period	   7,568	   6,080	  6,136	  7,856
Cash and cash equivalents at end of
   period	$  5,604	$  5,439	$  5,604	$  5,439
                Continued


                                   12 weeks ended	            36 weeks ended
                              September 9, September 11, September 9, September 11,
                                                2000        1999        2000          1999

Supplemental information:
 Cash paid during the period
  for interest	$    4,076    $  3,760	$   8,731	$   7,884

 Cash paid during the period for
  income taxes	$        -	$      -	$      30		$       -
Supplemental schedule of noncash
 investing and financing activities:
  Debt assumed in acquisition of stores      	$        -   $      	-	$   6,162 		$   6,752


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

3.       Reserves for Doubtful Accounts:

		In the fourth quarter of 1999, the Company increased its reserves for doubtful accounts by approximately $0.6 million related to the uncertainty of collection of a receivable from a vendor.
This receivable was subsequently collected during the twelve weeks ended June 17, 2000, resulting in the reduction of the related reserves for doubtful accounts and a reduction in selling and administrative expenses during the second quarter.

4.		Store Acquisitions:

		In February 2000, the Company completed its acquisition of three stores from Belton Food Center Inc. ("BFC"), in Oklahoma
City.  The net purchase price was $0.2 million which represents
$4.2 million for fixtures and equipment, leasehold improvements and goodwill, plus $2.0 million for inventory and $0.2 million for transaction costs, offset by $6.2 million of long-term debt, which relates to BFC's obligations to Associated Wholesale Grocers, Inc.
("AWG") assumed by the Company. The Company leases all three of the stores from AWG. The Company financed this acquisition principally through the assumption of $6.2 million in long-term debt, together with increased borrowings under its Revolving
Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the three stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory, and, therefore, AWG released its security interest in the inventory. The Company subsequently closed one of the stores due to the proximity to other Company stores and established a reserve, which approximated $1.3 million for future rent payments and other holding costs.

					On April 25, 2000, the Company completed its acquisition of
three Baker's Supermarkets from Fleming Companies Inc. ("Fleming").
The purchase price was approximately $3.5 million, which represents
$1.7 million for fixtures and equipment, leasehold improvements, goodwill and a non-compete agreement, $1.6 million for inventory, and approximately $0.2 million in transaction costs.  In
conjunction with the transaction, the Company also recorded $1.6 million of identified intangibles and $1.6 million in liabilities related to an unfavorable contract. The Company subleases the three stores from Fleming. On September 15, 2000, the Company
subsequently leased a fourth location from Fleming upon the
completion of its construction. The Company financed this
acquisition principally through increased borrowings under its working capital facility.

Item 2.	Management's Discussion and Analysis of Financial Conditions and
Results of Operations

    General

	The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales for the periods indicated:

Selected Financial Data

   12 weeks ended      36 weeks ended
Sept. 9, Sept. 11,    Sept. 9, Sept. 11,
	                             2000    1999         2000   1999
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.3	75.4	76.6	76.1
   Gross Profit	23.7	24.6	23.4	23.9
Selling and administrative
   expenses	23.5	22.5	22.1	21.7
Amortization of excess reorgani-
   zation value	-	1.4	-	1.8
Asset impairment	-	0.7	-	0.3
Operating profit	0.2	-	1.3	0.1
Gain (loss) on disposal of assets	-	0.2	-	-
Interest income	0.1	0.1	0.2	0.1
Interest expense	(1.8)	(1.7)	(1.8)	(1.6)
Loss before income taxes	(1.5)	(1.4)	(0.3)	(1.4)
Income tax provision (benefit)	(0.2)	-	-	0.1

   Net loss	(1.3)	(1.4)	(0.3)	(1.5)


Results of Operations.

		Comparison of the Twelve Weeks Ended September 9, 2000 with the Twelve Weeks Ended September 11, 1999

		Net sales increased $10.6 million, or 8.5%, from $125.9 million for the twelve weeks ended September 11, 1999, to $136.5 million for the twelve weeks ended September 9, 2000. The increase in sales is attributable to the acquisition of four stores in November 1999, the acquisition of three stores in February 2000, and the acquisition of three stores in April 2000, partially offset by a 4.2% decline in comparable store sales and the closing of one store in 1999. The decrease in comparable store sales is primarily attributable to competitive openings during fiscal year 2000, and a labor dispute at AWG, the Company's primary supplier of merchandise.

		Since the beginning of Fiscal 2000, there have been nine new competitive openings within the Company's markets including: five Wal-
Mart Neighborhood Markets in Oklahoma City, three Wal-Mart Supercenters in Oklahoma City and one United Supermarket in Amarillo, Texas. Based on information publicly available, the Company expects that, during the remainder of 2000, Wal-Mart will open a total of two Supercenters and three Neighborhood Markets; and regional chains and independents will open one additional store.

		AWG's labor dispute involved warehousing and transportation employees and impacted the Company's sales through informational leaflets dissuading customers from patronizing Company stores, through inaccurate store order fulfillment, and through late deliveries. The labor dispute, which began April 1, 2000 was resolved in mid-June.

		Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on comparable store sales and net sales.
As a result of these highly competitive conditions, management believes that comparable store sales will decline approximately 4.0% to 5.0% during the fourth quarter of 2000. In response to this highly competitive environment, the Company intends to build on its strengths which consist of: (a) high quality perishable departments;
(b) market position and competitive pricing; (c) customer service; (d) excellent locations; and (e) the "Homeland Savings Card," a customer loyalty card program. The Company is upgrading its stores by focusing its capital expenditures on projects that will improve the overall appeal of its stores to targeted customers and is using its merchandising strategy to emphasize a competitive pricing structure, as well as leadership in quality products and services, selection and convenient store locations. Additionally, the in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its Homeland Savings Card, which allows customers with the card the opportunity to purchase over 2,000 items at a reduced cost each week. Finally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets.

	Gross profit as a percentage of sales decreased 0.9% from 24.6% for the twelve weeks ended September 11, 1999, to 23.7% for the twelve weeks ended September 9, 2000. The decrease in gross profit margin reflects a reduction in the anticipated AWG annual patronage rebate due to the labor dispute; the impact of specific promotional activities as the Company responded to certain new competitive store openings and special advertisements for the Company's acquired stores. The need to respond to competitive new store openings and the additional investment in the acquired stores may put continued pressure on gross profit for the foreseeable future.

		Selling and administrative expenses as a percentage of sales increased 1.0% from 22.5% for the twelve weeks ended September 11, 1999, to 23.5% for the twelve weeks ended September 9, 2000. The increase in operating expenses as a percentage of sales is primarily attributable to increased occupancy costs associated with the acquired stores, to an increase in labor costs, to the increased cost of store supplies, to increased utility costs due to the extreme summer heat, and to the start-up expenses related to the Company's new store, which opened on September 15, 2000. The Company continues to review the alternatives to reduce selling and administrative expenses and cost of sales, though there is no assurance that any such reduction will be realized.

		The amortization of the excess reorganization value amounted to $1.7 million for the twelve weeks ended September 11, 1999. The excess reorganization value was amortized over three years, on a straight-line basis, and became fully amortized in the third quarter of 1999.

		The Company recorded an asset impairment provision, during the twelve weeks ended September 11, 1999, in the amount of $0.9 million related to a previously closed store. The provision reduced the carrying value of the real property to a current estimate of fair value.

		Operating results increased $0.3 million from an operating loss of $46,000 for the twelve weeks ended September 11, 1999, to an operating profit of $0.2 million for the twelve weeks ended September 9, 2000. Excluding the amortization of the excess reorganization value and the asset impairment provision from the 1999 results, operating profit decreased $2.4 million from $2.6 million for the twelve weeks ended September 11, 1999, to $0.2 million for the twelve weeks ended September 9, 2000. The decrease in operating profit reflects the decline in gross profit as a percentage of sales combined with the increase in selling and administrative expenses.

		Interest expense, net of interest income, increased $0.4 million from $1.9 million for the twelve weeks ended September 11, 1999, to $2.3 million for the twelve weeks ended September 9, 2000. The increase reflects additional interest expense attributable to the acquired stores and increases in variable interest rates, partially offset by additional interest income from the interest bearing certificates of AWG held by the Company. During 2000, the Company anticipates that interest expense will increase due to increased debt and additional increases in variable interest rates. See "Liquidity and Capital Resources."

	The Company recorded $0.3 million of income tax benefit for the twelve weeks ended September 9, 2000, substantially all of which is deferred income tax. In accordance with SOP 90-7, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. Additionally, upon the completion of the amortization of reorganization value in excess of amounts allocable to identifiable assets, the tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded as a reduction of other intangibles existing at the reorganization date until reduced to zero and then as an increase to stockholder's equity. Due to the uncertainty of realizing future tax benefits, a full valuation allowance has been deemed necessary to entirely offset the net deferred tax assets. At January 1, 2000, the Company had a tax net operating loss carryforward of approximately $29.5 million, which may be utilized to offset future taxable income to the limited amount of $5.7 million for 2000 and $3.3 million each year thereafter.


Net loss of $1.8 million, or a net loss per diluted share of $0.36, for the twelve weeks ended September 11, 1999 was equal to a net loss of $1.8 million, or a net loss per diluted share of $0.37, for the twelve weeks ended September 9, 2000. Excluding the amortization of reorganization value and the asset impairment provision during the twelve weeks ended September 11, 1999, net income decreased $2.4 million from net income of $0.6 million, or net income per diluted share of $0.12, for the twelve weeks ended September 11, 1999 to a net loss of $1.8 million, or a net loss per diluted share of $0.37, for the twelve weeks ended September 9, 2000.

	EBITDA (as defined below) decreased $2.1 million from $5.1 million, or 4.1% of sales, for the twelve weeks ended September 11, 1999 to $3.0 million, or 2.2% of sales for the twelve weeks ended September 9, 2000. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

		Comparison of the 36 Weeks Ended September 9, 2000 with the 36 Weeks Ended September 11, 1999

		Net sales increased $38.9 million, or 10.3%, from $376.8 million for the 36 weeks ended September 11, 1999, to $415.7 million for the 36 weeks ended September 9, 2000. The increase in sales is attributable to the acquisition of nine stores in April 1999, the acquisition of four stores in November 1999, the acquisition of three stores in February 2000, and the acquisition of three stores in April 2000, partially offset by a 3.2% decline in comparable store sales and the closing of one store in 1999. The decrease in comparable store sales is the result of competitive openings during fiscal year 2000, the advancement of purchases by customers into the final week of 1999 due to uncertainty with the year 2000 year-end transition, the labor dispute at AWG, the cycling of strong promotions in the first quarter of 1999, and the mild winter weather in the Company's trade areas.

		Gross profit as a percentage of sales decreased 0.5% from 23.9% for the 36 weeks ended September 11, 1999, to 23.4% for the 36 weeks ended September 9, 2000. Gross profit margin reflects the impact of specific promotional activities as the Company responded to certain new competitive store openings and special advertisements for the grand openings of the Company's acquired stores; the impact of a reduction in the anticipated AWG annual patronage rebate due to the labor dispute; and the impact of increased cost of goods for pharmaceutical products.

		Selling and administrative expenses as a percentage of sales increased 0.4% from 21.7% for the 36 weeks ended September 11, 1999, to 22.1% for the 36 weeks ended September 9, 2000. The increase in operating expenses as a percentage of sales is attributable to increased occupancy costs associated with the acquired stores, to increased depreciation costs attributable to the Company's capital expenditure program for store remodels and maintenance and modernization, to increased labor costs, to increases in the cost of store supplies, to increases in utility costs due to the extreme summer heat and to start-up expenses related to the Company's February and April 2000 acquisitions, partially offset by a reduction in the reserves for doubtful accounts and a reduction in general liability reserves due to improved claims experience.


		The amortization of the excess reorganization value amounted to $6.9 million for the 36 weeks ended September 11, 1999. The excess reorganization value was amortized over three years, on a straight-line basis, and became fully amortized in the third quarter of 1999.

		The Company recorded an asset impairment provision, during the 36 weeks ended September 11, 1999, in the amount of $0.9 million related to a previously closed store. The provision reduced the carrying value of the real property to a current estimate of fair value.

		Operating profit increased $5.1 million from $0.4 million for the 36 weeks ended September 11, 1999, to $5.5 million for the 36 weeks ended September 9, 2000. Excluding the amortization of the excess reorganization value and the asset impairment provision from the 1999 results, operating profit decreased $2.7 million from $8.2 million for the 36 weeks ended September 11, 1999, to $5.5 million for the 36 weeks ended September 9, 2000. The decrease in operating profit reflects the decline in gross profit as a percentage of sales combined with the increase in selling and administrative expenses.

		Interest expense, net of interest income, increased $1.1 million from $5.7 million for the 36 weeks ended September 11, 1999, to $6.8 million for the 36 weeks ended September 9, 2000. The increase reflects additional interest expense attributable to the acquired stores and increases in variable interest rates, partially offset by additional interest income from the interest bearing certificates of AWG. See "Liquidity and Capital Resources."

	Net loss decreased $4.4 million from a net loss of $5.8 million, or a net loss per diluted share of $1.18, for the 36 weeks ended September 11, 1999 to a net loss of $1.4 million, or a net loss per diluted share of $0.28, for the 36 weeks ended September 9, 2000. Excluding the amortization of reorganization value and the asset impairment provision during the 36 weeks ended September 11, 1999, net income decreased $3.1 million from net income of $1.7 million, or net income per diluted share of $0.34, for the 36 weeks ended September 11, 1999 to net loss of $1.4 million, or net loss per diluted share of $0.28, for the 36 weeks ended September 9, 2000.

		EBITDA (as defined below) decreased $1.8 million from $15.5 million, or 4.1% of sales, for the 36 weeks ended September 11, 1999 to $13.7 million, or 3.3% of sales for the 36 weeks ended September 9, 2000.

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

		The Term Loan, which had an outstanding balance as of September 9, 2000, of $9.4 million, represents the remaining balance of $5.0 million borrowed under the prior loan agreement to finance costs and expenses associated with the consummation of the restructuring of the Company under its bankruptcy reorganization proceedings in August, 1996, plus $5.0 million borrowed in connection with the termination of the Acquisition Term Loan, permitting a corresponding reduction in the Revolving Facility, in April 2000. The Company is required to make quarterly principal paydowns of approximately $0.6 million.

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

Selected Financial Data
	                         12 weeks ended         36 weeks ended
	                        Sept. 9,    Sept. 11,  Sept. 9, Sept. 11,
				               2000       1999        2000      1999

     Income before income taxes	$ (2,097)	$ (1,784)	$ (1,376)	$ (5,085)

     Interest income	(176)	(132)	(520)	(391)

     Interest expense	2,522	2,073	7,319	6,086

     (Gain) loss on disposal of
        assets	-	(203)	29	(217)

     Amortization of excess reorgani-
        zation value	-	1,712	-	6,890

      Asset impairment	-	925	-	925

     Depreciation and amortization	  2,773	  2,522	  8,215	  7,285

    EBITDA	$ 3,022	$ 5,113	$13,667	$15,493

     As a percentage of sales	2.21%	4.06%	3.29%	4.11%
     As a multiple of interest
        expense, net of interest
          income	1.29x	    2.63x	       2.01x    2.72x


		Net cash provided by operating activities for the 36 weeks ended September 9, 2000 decreased $1.3 million from $4.6 million in 1999 to $3.3 million in 2000. The decrease principally reflects decreased EBITDA partially offset by reductions in inventories and receivables.

		Net cash used in investing activities for the 36 weeks ended September 9, 2000 increased $0.8 million, from $5.6 million in 1999 to $6.4 million in 2000. The Company invested $9.0 million and $12.4 million in capital expenditures for 1999 and 1998, respectively.

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

		In November 1999, the Company completed its acquisition of four stores from Brattain Foods, Inc. ("BFI"), in Muskogee, Oklahoma.
The net purchase price was $1.1 million which represents $6.0 million for fixtures and equipment and goodwill plus $1.9 million for inventory and $0.2 million for transaction costs, offset by $7.0 million of long-term debt (BFI's obligation to AWG) assumed by the Company. The
Company leases three of the stores from AWG and leases the fourth from a third party. The Company financed this acquisition principally through the assumption of $7.0 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interests in, the assets associated with the four stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory.

		In February 2000, the Company completed its acquisition of three stores from BFC in Oklahoma City. The net purchase price was $0.2 million which represents $4.2 million for fixtures and equipment, leasehold improvements and goodwill, plus $2.0 million for inventory and $0.2 million for transaction costs, offset by $6.2 million of long-term debt (BFC's obligation to AWG) assumed by the Company. The
Company leases all three of the stores from AWG. The Company financed this acquisition principally through the assumption of $6.2 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interests in, the assets associated with the three stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory.

				In April 2000, the Company completed its acquisition of three
Baker's Supermarkets from Fleming.  The purchase price was
approximately $3.5 million, which represents $1.7 million for fixtures and equipment, leasehold improvements, goodwill and a non-compete agreement, $1.6 million for inventory, and approximately $0.2 million in transaction costs. In conjunction with the transaction, the
Company also recorded $1.6 million of identified intangibles and $1.6 million in liabilities related to an unfavorable contract. The Company subleases the three stores from Fleming. On September 15, 2000, the
Company subsequently leased a fourth location from Fleming upon the completion of its construction. The Company financed this
acquisition principally through increased borrowings under its
Revolving Facility.

		As of September 9, 2000, the Company had an outstanding balance on the assumed obligations to AWG of $10.7 million. The loans have a seven year term with principal and interest payments scheduled each week, and have a variable interest rate equal to the prime rate plus 100 basis points. Under the various agreements with respect to the acquisitions, the individual markets where the stores are located are subject to non-compete, supply and right-of-first-refusal agreements with AWG. In addition to the other customary terms associated with a right-of-first refusal agreement, the right-of-first refusal agreement provides for the repurchase by AWG of the stores based upon the occurrence of certain exercise events. The exercise events include, among other events, a change in control of Homeland and a transfer of more than 20% of the ownership interest of Holding or Homeland.

		Net cash provided by financing activities increased $3.9 million, from net cash used by financing activities of $1.4 million in 1999, to net cash provided by financing activities of $2.5 million in 2000. The increase primarily reflects the borrowings under the Term Loan in connection with the termination of the Acquisition Term Loans, partially offset by principal payments made to AWG under the various obligations assumed by the Company.

	The Company considers its capital expenditure program a critical and strategic part of the overall plan to support its market competitiveness. Cash capital expenditures for 2000 are expected to be approximately $8.0 million. The Loan Agreement limits the Company's capital expenditures for 2000 to $13.0 million plus $2.6 million in carryover from the previous year. The estimated 2000 capital expenditures of $8.0 million is expected to be invested primarily in the equipment and leasehold improvements of the one store recently acquired from Fleming, and the remodeling and maintenance of selected stores. The funds for the capital expenditures are expected to be provided by internally-generated cash flows from operations and borrowings under the Loan Agreement. As of September 9, 2000, the Company had $26.4 million of borrowings, $30,000 of letters of credit outstanding and $7.9 million of availability under its Revolving Facility.

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

			This report contains certain "forward-looking statements" within the protection of the statutory safe-harbors of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as expansion and growth of the Company's business, future capital expenditures and the Company's business strategy, are forward-looking statements. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements. This forward-looking information is based on various factors and was derived utilizing numerous assumptions.

		Important assumptions and other important factors that could cause actual results to differ materially from those set forth in the forward-looking statements include: changes in the general economy or in the Company's primary markets, changes in consumer spending, competitive factors, the nature and extent of continued consolidation in the industry, changes in the rate of inflation and interest costs on borrowed funds, changes in state or federal legislation or regulation, changes in the availability and cost of labor, inability to develop new stores or complete remodels as rapidly as planned, and stability of product costs and supply or quality control problems with the Company's vendors.

		The Company does not undertake to update forward-looking information contained herein or elsewhere to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking information.

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

		(b)	Report on Form 8-K:  The Company did not file any
Form 8-K during the quarter ended September 9, 2000.

	SIGNATURES

		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				     	  HOMELAND HOLDING CORPORATION


Date:	October 24, 2000		By:    /s/   David B. Clark           __
		David B. Clark, President,
		Chief Executive Officer, and Director
		(Principal Executive Officer)


Date:	October 24, 2000		By:    /s/    Wayne S. Peterson
		Wayne S. Peterson, Senior Vice
		President/Finance, Chief Financial
		Officer and Secretary
								   (Principal Financial Officer)



5

6






The accompanying notes are an integral part of these consolidated financial statements.

1
HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, Continued

(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS' EQUITY

The accompanying notes are an integral part of these consolidated financial statements.

2

HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except share and per share amounts)
(Unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

3


HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands, except share and per share amounts)
(Unaudited)

The accompanying notes are an integral part of these consolidated financial statements.

4

HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS, continued
(In thousands, except share and per share amounts)
(Unaudited)


The accompanying notes are an integral part of these consolidated financial statements.

5






6
13