Form 10-K
period 2000-12-30
HOMELAND HOLDING CORP
filed 2001-04-25
CIK 835582

UNITED STATES
	              SECURITIES AND EXCHANGE COMMISSION
	                   Washington, D.C.  20549

	                          FORM 10-K

(Mark One)


        Annual report pursuant to Section 13 or 15(d) of the Securities
    X   Exchange Act of 1934 [No Fee Required]
        For the fiscal year ended December 30, 2000

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

      State the aggregate market value of the voting stock held by non-affiliates of the registrant as of April 23, 2001:

$985,174, based on a closing price of $0.20 of the registrant's common stock on the NASDAQ/NMS.

      Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 23, 2001:

                      Homeland Holding Corporation
                   Common Stock: 4,925,871 shares

      Documents incorporated by reference: Portions of the definitive Proxy Statement for the 2001 Annual Stockholders Meeting are incorporated into Part III of this Form 10-K by reference.



                     HOMELAND HOLDING CORPORATION


                              FORM 10-K
             FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                          TABLE OF CONTENTS


                                                                       Page

PART I

ITEM 1.	BUSINESS                                                    1

            General                                                     1
            Background                                                  1
            AWG Transaction                                             1
            Restructuring                                               2
            Business Strategy                                           2
            Homeland Supermarkets                                       2
            Merchandising Strategy and Pricing                          3
            Customer Services                                           4
            Advertising and Promotion                                   4
            Products                                                    4
            Supply Arrangements                                         5
            Employees and Labor Relations                               5
            Computer and Management Information Systems                 5
            Competition                                                 6
            Trademarks and Service Marks                                6
            Regulatory Matters                                          6

ITEM 2.     PROPERTIES                                                  7

ITEM 3.     LEGAL PROCEEDINGS                                           7

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE
            OF SECURITY HOLDERS                                         7

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDERS MATTERS                            8

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA                        8

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                              11

            Results of Operations                                      11
            Liquidity and Capital Resources                            14
            Inflation/Deflation                                        18
            Recent Accounting Pronouncements                           18

ITEM 8.     FINANCIAL STATEMENTS AND
            SUPPLEMENTARY DATA                                         18

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                       18



                                     i


                                                                       Page


PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS
            OF THE REGISTRANT                                          19

ITEM 11.    EXECUTIVE COMPENSATION                                     19

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT                           19

ITEM 13.    CERTAIN RELATIONSHIPS AND
            RELATED TRANSACTIONS                                       19

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS
            AND REPORTS ON FORM 8-K                                    20



SIGNATURES                                                             II-1

INDEX TO FINANCIAL STATEMENTS AND EXHIBITS                             F-1

EXHIBIT INDEX                                                          E-1

















                                     ii





                       HOMELAND HOLDING CORPORATION

                               FORM 10-K
               FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000



ITEM 1.     BUSINESS

General

            Homeland Holding Corporation ("Holding"), through its wholly-owned subsidiary, Homeland Stores, Inc. ("Homeland") and Homeland's wholly-owned subsidiary, JCH Beverage, Inc. ("JCH"), and JCH's wholly-owned subsidiary, SLB Marketing, Inc. (collectively referred to herein as the "Company"), is a leading supermarket chain in the Oklahoma, southern Kansas and Texas Panhandle region. The Company operates in four distinct market places: Oklahoma City, Oklahoma; Tulsa, Oklahoma; Amarillo, Texas; and certain rural areas of Oklahoma, Kansas and Texas. As of December 30, 2000, the Company operates 85 stores throughout these markets.

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

            AWG is a buying cooperative which sells groceries on a wholesale basis to its retail member stores. AWG serves more than 800 member stores located in a ten state region with approximately $3.3 billion in revenues in 2000.

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

            Having been in its market for more than 68 years (through its predecessor Safeway), the Company enjoys a high recognition with its customers. The Company continues to build this rapport with its customers by participating in local community events and offering the "Apples for Students" program, whereby schools can obtain computers and other educational products by collecting Homeland receipts. The Company is also a major sponsor of the Easter Seals program in its markets.

            The Company's plan also involves reviewing marginal and unprofitable stores for closing and reviewing new sites, independent stores or new markets for growth in its market share. In 1997, the Company acquired four stores, two in Oklahoma City, Oklahoma, one in Shawnee, Oklahoma and one in Lawton, Oklahoma. The Company closed one store in Amarillo, Texas in 1998. During 1999, the Company completed the acquisition of nine stores located in eastern Oklahoma, one of which was subsequently closed, completed the acquisition of four stores in Muskogee, Oklahoma, and closed 1 store in Yukon, Oklahoma. During the first quarter of 2000, the Company completed the acquisition of three stores located in Oklahoma City, Oklahoma, one of which was subsequently closed as planned. In the second quarter of 2000, the Company completed the acquisition of four stores, three of which are in Oklahoma City, and one in Lawton, Oklahoma. In the second quarter 2000, one of the acquired stores in Oklahoma City was actually under construction at the time and ultimately opened in September 2000. This store was a replacement store for an existing Homeland store that was closed upon its opening. In the first quarter of 2001, the Company closed seven stores due to poor financial performance of the stores and the high costs of potential renovation.

            For additional information, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

Homeland Supermarkets

            The Company's current network of stores features three basic store formats. The Company's conventional stores are primarily in the 21,000 total square feet range and carry the traditional mix of grocery, meat, produce and general merchandise products. These stores contain more than 20,000 stock keeping units, including food and general merchandise. Sales volumes of conventional stores range from $53,000 to $115,000 per week. The Company's superstores are in the 36,000 total square feet range and offer, in addition to the traditional departments, two or more specialty departments. Sales volumes of superstores range from $76,000 to $297,000 per week. The Company's combo store format includes stores of approximately 58,000 total square feet and larger and was designed to enable the Company to expand shelf space devoted to general merchandise. Sales volumes of combo stores range from $115,000 to $342,000 per week. The Company's new stores and certain remodeled locations have incorporated the Company's new, larger superstore and combo formats.

            Of the 85 stores operated by the Company as of December 30, 2000, 18 are conventional stores, 48 are superstores and 19 are combo stores.


            The chart below summarizes Homeland's store development over the last three fiscal years:

                                                Fiscal Year Ended
                                       12/30/00          1/1/00       1/2/99

Average sales per store (1)
  (in millions)                        $  7.1            $  7.8       $  7.6

Average total square feet
  per store                            37,765            35,786       37,473

Average sales per
  square foot (1)                        $197              $206         $206

Number of stores:
  Stores at start of period                80                69           70
  Stores remodeled                          0                 5            8
  New stores opened                         7                13            0
  Stores sold or closed                     2                 2            1
  Stores at end of period                  85                80           69

Size of stores:
  Less than 25,000 sq. ft.                 13                13            7
  25,000 to 35,000 sq. ft.                 28                28           25
  35,000 sq. ft. or greater                44                39           37

Store formats:
  Conventional                             18                18           10
  SuperStore                               48                49           47
  Combo                                    19                13           12

(1) For those stores open entire fiscal year.

		The Company's network of stores is managed by district managers on a geographical basis through five districts. Store managers are responsible for determining staffing levels, managing store inventories (within the confines of certain parameters set by the Company's corporate headquarters) and purchasing products. Store managers have significant flexibility with respect to the quantities of items carried while the Company's corporate headquarters is directly responsible for merchandising, advertising, pricing and capital expenditure decisions.

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

		The in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its "Homeland Savings Card" which allows customers with the card, the opportunity to purchase over 2,000 items at a reduced cost each week. In addition, information gathered through card usage allows the Company to target product and service offerings in order to increase loyalty among targeted customers.

Customer Services

		The Company's stores provide a variety of customer services including, among other things, carry-out services, facsimile services, automated teller machines, pharmacies, check cashing, utility payments, money transfers and money orders. The Company believes it is able to attract new customers and retain its existing customers because of its level of customer service and convenience.

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

Products

		The Company provides a wide selection of name-brand and private label products to its customers. All stores carry a full line of meat, dairy, produce, frozen food, health and beauty care and selected general merchandise. As of the close of fiscal year 2000, approximately 82% of the Company's stores had service delicatessens and/or bakeries and approximately 61% had in-store pharmacies. In addition, some stores provide additional specialty departments that offer ethnic food, fresh and frozen seafood, floral services and salad bars.

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

           The Company purchases goods from AWG on an open account basis. AWG requires that each member's account be secured by a letter of credit or certain other collateral in an amount based on such member's estimated weekly purchases through the AWG distribution center. The Company's open account with AWG no longer requires a letter of credit, however, the open account is secured by a first lien on all "AWG Equity" owned from time to time by the Company, which includes, among other things, AWG membership stock, the Company's right to receive monthly payments and certain other rebates, refunds and other credits owed to the Company by AWG (including patronage refund certificates, direct patronage or year-end patronage and concentrated purchase allowances). In the event that the Company's open account with AWG exceeds the amount of the required collateral for the Company's open account, AWG is not required to accept orders from, or deliver goods to, the Company until a letter of credit has been established for any such deficiency.

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

Employees and Labor Relations

            At December 30, 2000, the Company had a total of 4,381 employees, of whom 2,864, or approximately 65%, were employed on a part-time basis. The Company employs 4,281 in its supermarket operations. The remaining employees are corporate and administrative personnel.

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

            The Company has scanning checkout systems in all of its 85 stores. As a result of store acquisitions, the Company currently utilizes three separate scanning systems. The Company will continue to evaluate a common system for all stores and to evaluate the need to invest and upgrade its scanning and point-of-sale systems to improve efficiency. The Company also collects information on the purchases made by its "Homeland Savings Card" holders with the intent to target its promotional activities on this market segment. See "Business -- Advertising and Promotion."

Competition

            The supermarket business in the Company's market area is highly competitive, but very fragmented, and includes numerous independent operators. The Company estimates that these operators represent a substantial percentage of its markets. The Company also competes with larger store chains such as Albertson's and Wal-Mart, which operate 28 stores and 31 stores, respectively, in the Company's market areas, "price impact" stores such as Crest, large independent store groups such as IGA, regional chains such as United and discount warehouse stores.

            The Company is a leading supermarket chain in Oklahoma, southern Kansas and the Texas Panhandle region. The Company attributes its market position to advantages it has over certain of its competitors including its high quality perishable departments, effective advertising, excellent long-standing store locations and a strong reputation within the communities in which the Company operates.

            The Company's business has been adversely affected in recent years by the entry of new competition into the Company's key markets, which has resulted in a decline in the Company's comparable store sales in 1997 and 1998. In 1997, there were 8 competitive openings in the Company's market area, including 3 new Wal-Mart Supercenters and 2 new Albertson's. In 1998, there were 7 additional competitive openings, including 4 new Wal-Mart Supercenters and 3 new independent stores. In 1999, the Company's comparable sales increased despite 8 competitive openings, including 4 new Albertson's, 3 new Wal-Mart Supercenters and one new independent store. In 2000, the Company once again experienced a decline in comparable store sales. During the year ended December 30, 2000, there were 13 competitive openings including 4 new Wal-Mart Supercenters, 7 new Wal-Mart Neighborhood Markets and two new independent stores. Based on information publicly available, the Company expects that, during 2001, Wal-Mart will open 2 new Supercenters and 4 new Neighborhood Markets, Albertsons will open 1 new store and independents will open 3 new stores in the Company's markets.

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

ITEM 2.     PROPERTIES

            Of the 85 supermarkets operated by the Company as of December 30, 2000, 15 are owned by Homeland and the balance are held under leases which expire at various times between 2001 and 2030. Most of the leases are subject to up to six (6) five-year renewal options. Out of 70 leased stores, only 6 have terms (including option periods) of fewer than 10 years remaining. Most of the leases require the payment of taxes, insurance and maintenance costs and many of the leases provide for additional contingent rentals based on sales in excess of certain stipulated amounts. No individual store operated by Homeland is by itself material to the financial performance or condition of Homeland as a whole.

            Substantially all of the Company's properties are subject to mortgages and security agreements securing the borrowings under the Loan Agreement (as defined hereinafter) and a number of the stores acquired from AWG and its retail members are subject to mortgages and security agreements in favor of AWG. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources."

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted by Holding to a vote of Holding's security holders during the quarter ended December 30, 2000.








                                    PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

            The Common Stock of Holding commenced public trading on the Nasdaq National Market System ("Nasdaq/NMS") on April 14, 1997. High and low sales prices of the Common Stock as reported by Nasdaq/NMS for each fiscal quarter of 1999 and 2000 are listed below:

                                     High              Low
		March 27, 1999          $4.000            $3.000
		June 19, 1999           $3.625            $2.875
		September 11, 1999      $4.125            $3.000
		January 1, 2000         $3.938            $3.281
		March 25, 2000          $4.531            $3.375
		June 17, 2000           $4.500            $3.438
		September 9, 2000       $4.375            $3.125
		December 30, 2000       $3.375            $0.313

		On April 23, 2001, there were 843 stockholders of record.

            As additional claims are resolved pursuant to the Plan of Reorganization, the Company expects that the number of stockholders will increase, assuming that there is no change in the number of current stockholders.

            The Company received notification on March 8, 2001 from NASDAQ of a staff determination to delist the Company's Common Stock for failing to maintain the required minimum market value of public float and received notification on March 29, 2001, from NASDAQ of a staff determination to delist the Company's Common Stock for failing to meet the minimum share price. The Company has requested a review of the staff determination with NASDAQ's Listing Qualifications Panel, which it expects to occur by the end of April 2001. If there is no change in the staff determination, the Company expects that trading in its Common Stock would move to the OTC Bulletin Board.

            No cash dividends were declared or paid since the Effective Date of the Plan of Reorganization. Holding is restricted from paying dividends by the Loan Agreement and Indenture. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

            The following table sets forth selected consolidated financial data of the Company which has been derived from financial statements of the Company for the 52 weeks ended December 30, 2000, the 52 weeks ended January 1, 2000, the 52 weeks ended January 2, 1999, the 53 weeks ended January 3, 1998, and the 20 weeks ended December 28, 1996 (Successor Company), and the 32 weeks ended August 10, 1996 (Predecessor Company), respectively. See "Notes to Selected Consolidated Financial Data" for additional information.

            As discussed in "Business -- Restructuring," the Company emerged from Chapter 11 proceedings effective August 2, 1996. For financial reporting purposes, the Company accounted for the consummation of the Restructuring effective as of August 10, 1996. The Company has adopted "fresh-start" reporting pursuant to SOP No. 90-7. The periods prior to the Restructuring have been designated "Predecessor Company" and the periods subsequent to the Restructuring have been designated "Successor Company." Because of the adjustments associated with the adoption of "fresh-start" reporting, historical financial data of the Predecessor Company and Successor Company is not necessarily comparable.

            The selected consolidated financial data should be read in conjunction with the respective consolidated financial statements and notes thereto which are contained elsewhere herein.



                  (In thousands, except per share amounts)

                                              Successor Company
                                       52 weeks     52weeks     52 weeks
                                        ended        ended       ended
                                       12/30/00      1/1/00      1/2/99
Summary of Operating Data:

Sales, net                            $  600,835   $  559,554  $  529,576

Cost of sales                            460,735      425,394     402,261

Gross profit                             140,100      134,160     127,315

Selling and administrative expenses      133,244      120,594     114,335

Store closing charge (1)                   2,823            -           -

Amortization of excess
  reorganization value (2)                    -         6,890      13,672

Asset impairment                              -           925           -

Operating profit (loss)                   4,033         5,751        (692)

Gain (loss) on disposal of assets           (61)          (15)         34

Interest income                             751           569         426

Interest expense                        (10,612)       (9,011)     (8,484)

Income (loss) before reorganization
   items, income taxes and
   extraordinary items                   (5,889)       (2,706)     (8,716)

Reorganization items (3)                      -             -           -

Income tax provision                          -        (1,588)     (1,875)

Loss before extraordinary items          (5,889)       (4,294)    (10,591)

Extraordinary items (4)                       -             -           -

Net income (loss)                     $  (5,889)    $  (4,294)  $ (10,591)

Basic and diluted net income (loss)
   per common share                   $   (1.20)    $   (0.87)  $   (2.18)


Consolidated Balance Sheet Data:       12/30/00        1/1/00      1/2/99

   Total assets                       $ 179,758     $ 175,630   $ 165,084

   Long-term obligations, including
      current portion of long-term
      obligations                     $ 114,247     $ 100,785   $  89,979

   Redeemable common stock (5)        $       -     $       -   $       -
   Stockholders' equity (deficit)     $  21,097     $  27,654   $  31,868


                               continued



                                          Successor Company     Predecessor
                                                                  Company

                                        53 weeks     20 weeks     32 weeks
                                          ended        ended        ended
                                         1/3/98      12/28/96      8/10/96

Summary of Operating Data: continued

Sales, net                             $ 527,993    $ 204,026    $ 323,747

Cost of sales                            401,691      154,099      244,423

Gross profit                             126,302       49,927       79,324

Selling and administrative expenses      112,590       43,995       73,183

Store closing charge (1)                       -            -            -

Amortization of excess
  reorganization value (2)                14,527        5,819            -

Asset impairment                               -            -            -

Operating profit (loss)                     (815)         113        6,141

Gain (loss) on disposal of assets           (117)         (90)         114

Interest income                              385           56           69

Interest expense                          (8,408)      (3,199)      (5,639)

Income (loss) before reorganization
  items, income taxes and
  extraordinary items                     (8,955)      (3,120)         685

Reorganization items (3)                       -            -      (25,996)

Income tax provision                      (1,689)           -            -

Loss before extraordinary items          (10,644)      (3,120)     (25,311)

Extraordinary items (4)                        -            -       63,118

Net income (loss)                      $ (10,644)   $  (3,120)    $ 37,807

Basic and diluted net income (loss)
  per common share                     $   (2.23)   $   (0.66)    $   1.16

                                           1/3/98      12/28/96     8/10/96
Consolidated Balance Sheet Data:

  Total assets                         $ 172,768    $ 176,123     $ 139,217

  Long-term obligations, including
    current portion of long-term
    obligations                        $  86,002    $  80,568     $ 124,411

  Redeemable common stock (5)          $       -    $       -     $      17

  Stockholders' equity (deficit)       $  42,324    $ 52,941      $ (38,057)



               NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA
                               (In thousands)


(1) The Company recorded a $2,823 store closing charge related to seven stores closed in January 2001. The charge was recorded to write-off the fixed assets, to recognize expenses attributable to closing the stores, and to accrue for the remaining lease obligations. Additionally, a charge of $1,423 was recorded in cost of sales to reflect a reduction to inventory attributable to the closeout of the inventory. In the aggregate, the Company recorded a $4,246 charge related to the closing of these seven stores.

(2) The Company's reorganization value in excess of amounts allocable to identifiable assets, established in accordance with "fresh-start" reporting, of $40,908 was amortized on a straight-line basis over three years. The excess reorganization value was fully amortized during the Company's 1999 third quarter ended September 11, 1999.

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

(5) Common Stock held by management investors prior to the Effective Date is presented as redeemable common stock and excluded from stockholder's equity since the Company had agreed to repurchase such shares under certain defined conditions, such as death, retirement or permanent disability.




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

		General

			The table below sets forth selected items from the Company's
Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                                 Fiscal Year

                                         2000         1999	        1998

Sales, net                              100.00%      100.00%       100.00%
Cost of sales                            76.68        76.02         75.96
  Gross profit                           23.32        23.98         24.04
Selling and administrative expenses.     22.18        21.55         21.59
Store closing charge                      0.47         -             -
Amortization of excess
  reorganization value                    -            1.23          2.58
Asset impairment                          -            0.17          -
Operating profit (loss)                   0.67         1.03         (0.13)
Gain (loss) on disposal of assets        (0.01)        -             0.01
Interest income                           0.13         0.10          0.08
Interest expense                         (1.77)       (1.61)        (1.60)
Loss before income taxes                 (0.98)       (0.48)        (1.64)
Income tax provision                      -           (0.28)        (0.36)

Net loss                                 (0.98)%      (0.76)%       (2.00)%

Comparison of Fifty-Two Weeks Ended December 30, 2000 ("2000"), with Fifty-Two Weeks Ended January 1, 2000 ("1999").

            Net sales increased $41.2 million, or 7.4%, from $559.6 million for 1999 to $600.8 million for 2000. The increase in sales is attributable to the acquisition of nine stores in April 1999, the acquisition of four stores in November 1999, the acquisition of three stores in February 2000, and the acquisition of three stores in April 2000, partially offset by a 4.4% decrease in comparable store sales and the closing of one store in 1999. The decrease in comparable store sales is the result of competitive openings during fiscal year 2000, the advancement of purchases by customers into the final week of 1999 due to uncertainty with the year 2000 year-end transition, a labor dispute at AWG, and the cycling of strong promotions in 1999.

		There were 13 significant competitive openings during 2000, consisting of: six Wal-Mart Neighborhood Markets and three Wal-Mart Supercenters, in Oklahoma City; one Wal-Mart Neighborhood Market in Tulsa; one United Supermarket in Amarillo, Texas; and, one Wal-Mart Supercenter and one independent store, in rural Oklahoma. Based upon currently available public information, the Company anticipates that during 2001, Wal-Mart will open two Supercenters and four Neighborhood Markets and Albertsons will open one store, while regional chains and independents could open 3 additional stores, for a total of ten competitive openings. Of these ten stores, the Company expects that there will be two supercenters and one neighborhood market in Oklahoma City; three neighborhood markets, one Albertsons and one independent in the Tulsa Market; and, one independent each in Amarillo and rural Oklahoma.

		The AWG labor dispute involved AWG's warehousing and transportation employees and impacted the Company's sales through informational leaflets dissuading customers from patronizing Company stores, through inaccurate store order fulfillment, and late deliveries.  Although the labor dispute was resolved in mid-June 2000, management believes that the impact of the dispute continued
into the beginning of the first few weeks of the third quarter.  The most significant impact of the labor dispute is the reduced annual AWG patronage rebate which had an estimated $1.6 million negative impact on the Company's results.



		During the fourth quarter of 2000, the Company made the decision to close seven stores that had become unprofitable and in which the Company saw limited potential.  These seven stores in the aggregate had sales of $32.5 million, and were closed by the end of January 2001.  In the fourth quarter of
2000, the Company recorded closed store expenses in the amount of $4.2 million.
These expenses include a $1.4 million charge relating to the closeout of inventory which is included in cost of sales, and a $2.8 million charge relating to expenses incurred to close the stores, the write-off of fixed assets and the accrual of remaining lease obligations.

		The Company also has plans for an ongoing store development and remodeling program, and believes that it will continue to experience temporary disruptions and lost sales during store remodelings in the future. The extent to which this program is executed is contingent upon the availability of capital.

		Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on comparable store sales and net sales. Management believes that comparable store sales will decline approximately 7.8%, during the first quarter of 2001.
In response to this highly competitive environment, the Company intends to utilize it's merchandising strategy to emphasize a competitive pricing structure, as well as leadership in quality products and services, selection and convenient store locations. The in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its Homeland Savings Card, a customer loyalty card program, which allows customers with the card the opportunity to purchase over 2,000 items at a reduced cost each week. Additionally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets. Finally, the Company intends to upgrade its stores by focusing its discretionary capital expenditures on projects that will improve the overall appeal of its stores to targeted customers.

		Gross profit as a percentage of sales decreased 0.7% from 24.0% for
1999, to 23.3% for 2000.  The decrease in gross profit margin is primarily attributable to the reduction in the annual AWG patronage rebate due to the AWG labor dispute and the one-time charge for the seven closed stores, both issues which have been previously discussed.  Excluding these two events, gross profit as a percentage of sales decreased 0.2% from 24.0% for the 52 weeks ended
January 1, 2000, to 23.8% for the 52 weeks ended December 30, 2000.  The remaining decrease in gross margin reflects the impact of specific promotional activities as the Company responded to certain new competitive store openings;
special advertisements for the grand openings of the Company's acquired stores;
and, the increased cost of goods for pharmaceutical products.

		Selling and administrative expenses as a percentage of sales increased 0.6% from 21.6% for 1999, to 22.2% for 2000. The increase in the expense ratio is attributable to increased occupancy costs associated with the acquired stores; to increased depreciation costs attributable to the Company's capital expenditure program for store remodels and maintenance and modernization; to increased labor costs; to increases in the cost of store supplies; to increases in utility costs; to start-up expenses related to the Company's February and April 2000 acquisitions as well as the opening of the Company's new store in September, partially offset by a reduction in the reserves for doubtful accounts due to a collection of a fully reserved receivable of $0.6 million and improved collections experience and a reduction in general liability reserves due to improved claims experience. The Company continues to review alternatives to reduce selling and administrative expenses and cost of sales in order to provide opportunities to pass additional savings along to its customers in the form of price reductions in certain categories.

		The Company recorded a store closing charge of $2.8 million in 2000 related to the closing of seven stores in January 2001.  The store closing charge relates to expenses incurred to close the stores, to write-off fixed assets and to accrue remaining lease obligations. Additionally, the Company recorded, as a charge to cost of sales in 2000, a $1.4 million expense related to the closeout of merchandise for these stores. Combining these two elements, the total estimated cost of closing these stores was $4.2 million.

		The amortization of the excess reorganization value amounted to $6.9 million in 1999.  The excess reorganization value was amortized over three years, on a straight-line basis, and became fully amortized in the third quarter of 1999.

		The Company recorded an asset impairment provision in 1999 in the amount of $0.9 million related to a previously closed store. The provision reduced the carrying value of the real property to a current estimate of fair value.

		Operating profit decreased $1.8 million from $5.8 million for 1999, to $4.0 million for 2000.  Excluding the $4.2 million store closing costs from the 2000 results and the amortization of excess reorganization value and asset impairment from the 1999 results, operating profit decreased $5.3 million from
$13.6 million for 1999, to $8.3 million for 2000.  The decline in operating profit reflects the decline in gross profit as a percentage of sales combined with the increase in selling and administrative expenses.

		Interest expense, net of interest income, increased $1.5 million from $8.4 million in 1999 to $9.9 million in 2000. The increase reflects additional interest expense attributable to the acquired stores and increases in variable interest rates, partially offset by additional interest income from the interest bearing certificates of AWG. During 2001, the Company anticipates that interest expense will increase primarily due to the increased debt. See "Liquidity and Capital Resources."

		The Company did not record income tax expense or benefit for 2000. In accordance with SOP 90-7, the tax benefit realized from utilizing pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. Additionally, upon the completion of the amortization of reorganization value in excess of amounts allocable to identifiable assets, the tax benefit realized from utilizing pre-reorganization net operating loss carryforwards is recorded as a reduction of other intangibles existing at the reorganization date until reduced to zero and then as an increase to stockholder's equity. At December
30, 2000, the Company had a tax net operating loss carryforward of approximately $32.5 million, which may be utilized to offset future taxable income to the limited amount of $11.4 million in 2001 and $3.3 million per year thereafter. Due to the uncertainty of realizing future tax benefits, a full valuation allowance was deemed necessary to offset entirely the net deferred tax assets as of December 30, 2000.

		Net loss increased $1.6 million from a net loss of $4.3 million, $0.87 per share for 1999, to a net loss of $5.9 million, or $1.20 per share for 2000. Excluding the $4.2 million store closing costs from the 2000 results, the amortization of excess reorganization value and asset impairment from the 1999 results, and the loss on disposal of assets from both years, net income declined $4.8 million from net income of $3.2 million, or $0.65 per share in 1999, to a net loss of $1.6 million or $0.32 per share for 2000.

		EBITDA (as defined hereinafter) decreased $4.2 million from $24.3 million, or 4.4% of sales, in 1999 to $20.1 million, or 3.4% of sales in 2000. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

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

		The Company recorded $1.6 million of income tax expense for 1999, of which $1.5 million was deferred income tax. At January 1, 2000, the Company had a tax net operating loss carryforward of approximately $29.5 million.

		EBITDA increased $1.4 million from $22.9 million, or 4.3% of sales, in 1998 to $24.3 million, or 4.4% of sales in 1999.

Liquidity and Capital Resources

		Debt. The primary sources of liquidity for the Company's operations have been borrowings under credit facilities and internally generated funds.

		On December 17, 1998, the Company entered into a Loan Agreement with National Bank of Canada ("NBC"), as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Whitehall Business Credit, Inc., under which these lenders provide a working capital and letter of credit facility ("Revolving Facility"), a term loan ("Term Loan") and an acquisition term loan ("Acquisition Term Loan") through August 2, 2002.


		The Loan Agreement, as amended, permits the Company to borrow under the Revolving Facility up to the lesser of (a) $37.0 million or (b) the applicable borrowing base.  The Company, with the consent of lenders, can access an over-advance facility which allows the Company to borrow amounts above the borrowing base but not above the total Revolving Facility.  The lenders have consented to the use of the over-advance facility through April 30, 2001.
Funds borrowed under the Revolving Facility are available for general corporate purposes of the Company.  Effective April 24, 2001, the Loan Agreement was
amended and the changes are hereinafter discussed within this Liquidity and
Capital Resources section.

		The Term Loan, which had an outstanding balance as of December 30, 2000, of $8.8 million, represents the remaining balance of $5.0 borrowed under the prior loan agreement to finance costs and expenses associated with the consummation of the restructuring of the Company under its bankruptcy reorganization proceedings in August, 1996, plus $5.0 million borrowed in connection with the termination of the Acquisition Term Loan, permitting a corresponding reduction in the Revolving Facility, in April 2000. The Company is required to make quarterly principal paydowns of approximately $0.6 million.


	The interest rate payable quarterly, or monthly if the borrowings are characterized as a London Interbank Offered Rate Loan, under the Loan Agreement is based on the prime rate publicly announced by National Bank of Canada from time to time in New York, New York plus a percentage which varies based on a number of factors, including: (a) whether it is the Revolving Facility or the Term Loan; (b) the time period; and (c) whether the Company elects to use a London Interbank Offered Rate.

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

            In addition, the Loan Agreement provides for acceleration of principal and interest payments in the event of certain material adverse changes, as determined by the lender.

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

		The Company's EBITDA (earnings before net interest expense, taxes, depreciation and amortization, store closing charges, asset impairment, and gain/loss on disposal of assets), as presented below, is the Company's measurement of internally-generated operating cash for working capital needs, capital expenditures and payment of debt obligations:




                            52 Weeks Ended    52 Weeks Ended    52 Weeks Ended
                          December 30, 2000   January 1, 2000   January 2, 1999

Loss before income taxes      $ (5,889)         $ (2,726)          $ (8,716)

Interest income                   (751)             (569)              (426)

Interest expense                10,612             9,011              8,484

(Gain) loss on disposal
    of assets                       61                15                (34)

Store closing charges            4,246                 -                  -

Amortization of excess
   reorganization value	             -             6,890             13,672

Asset impairment                     -               925                  -

Depreciation and amortization   11,849            10,774              9,923

EBITDA                        $ 20,128          $ 24,340           $ 22,903

As a percentage of sales         3.35%             4.35%              4.32%

As a multiple of interest
   expense, net of interest
   income                        2.04x             2.88x              2.84x

            Net cash provided by operating activities decreased $8.4 million, from $13.2 million in 1999 to $4.8 million in 2000. The increase principally reflects the decrease in EBITDA, trade payables and other liabilities partially offset by decreases in accounts receivable and inventory.

            Net cash used in investing activities decreased $1.5 million, from $10.6 million in 1999 to $9.1 million in 2000. The Company invested $5.5 million, $9.0 million, and $12.4 million in capital expenditures for 2000, 1999, and 1998, respectively.

            In April 1999, the Company completed its acquisition of nine stores from AWG, in eastern Oklahoma. The net purchase price was $1.3 million which represents $5.6 million for real property, and fixtures and equipment, plus $2.3 million for inventory, $0.2 million for transaction costs, offset by $6.8 million in long-term debt assumed by the Company. The Company acquired title to one store and leases the remaining eight from AWG. The one store to which Homeland acquired title in Pryor, Oklahoma, was closed (and subsequently sold to a non-grocery user) as a result of the proximity to an existing Company store. The Company financed this acquisition principally through the assumption of $6.8 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the nine stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG which related to inventory and the Pryor store which was sold. Therefore, AWG released its security interest in the assets relating to the Pryor store and the inventory.

            In November 1999, the Company completed its acquisition of four stores from Brattain Foods, Inc. ("BFI"), in Muskogee, Oklahoma. The net purchase price was $1.1 million which represents $6.0 million for fixtures and equipment, plus $1.9 million for inventory, $0.2 million for transaction costs, offset by $7.0 million of long-term debt (BFI's obligation to AWG) assumed by the Company. The Company leased three of the stores from AWG and leased the fourth from a third party. The Company financed this acquisition principally through the assumption of $7.0 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the four stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory.



            In February 2000, the Company completed its acquisition of three stores from Belton Food Center, Inc. ("BFC") in Oklahoma City. The net purchase price, prior to the closed store reserve discussed below, was $0.2 million which represents $4.2 million for fixtures and equipment, and leasehold improvements, plus $2.0 million for inventory and $0.2 million for transaction costs, offset by $6.2 million of long-term debt (BFC's obligation to AWG) assumed by the Company. The Company leases all three of the stores from AWG. The Company financed this acquisition principally through the assumption of $6.2 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the three stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory. In April 2000, the Company closed one of the acquired stores due to its proximity to other Company stores and established a reserve, which approximated $1.3 million, for future rent payments and other holding costs. Establishment of the reserve increased the goodwill balance associated with the acquisition. In October 2000, the lease on the closed store was assigned relulting in a reduction in the reserve and goodwill of $0.5 million. Substantially all other costs reserved were paid in 2000.

            In April 2000, the Company completed its acquisition of three Baker's Supermarkets. The purchase price was approximately $4.2 million, which represents $2.4 million for fixtures and equipment, leasehold improvements, and a non-compete agreement, $1.6 million for inventory, and approximately $0.2 million in transaction costs. In conjunction with the transaction, the Company also recorded $1.6 million of identified intangibles and $1.6 million in liabilities related to an unfavorable contract. The
The unfavorable contract represents a five-year minimum purchase commitment and is expected to result in payments of $449, $864 and $321 in 2001, 2002 and 2003, respectively. The related intangible asset is amortized on a straight-line basis over the life of the contract. The Company will sublease the three stores. On September 15, 2000, the Company subsequently leased a fourth location upon the completion of its construction. Concurrent with the opening of the acquired store, the Company closed an existing store resulting in a charge to operations of approximately $0.3 million, which included future rent payments, other holding costs, and the write-off of property, plant and equipment. Payments of rent and other holding costs are expected to continue through 2001. The Company financed this acquisition principally through increased borrowings under its working capital facility.

            As of December 30, 2000, the Company had an outstanding balance on these assumed obligations to AWG of $10.3 million. The loans have a seven year term with principal and interest payments scheduled each week, and have a variable interest rate equal to the prime rate plus 100 basis points. Under the various agreements with respect to these acquisitions, the individual markets where the stores are located are subject to non-compete, supply and right-of-first-refusal agreements with AWG. In addition to the other customary terms associated with a right-of-first refusal agreement, the right-of-first refusal agreement provides for the repurchase by AWG of the stores based upon the occurrence of certain exercise events. The exercise events include, among other events, a change in control of Homeland and a transfer of more than 20% of the ownership interest of Holding or Homeland.

            Net cash provided by financing activities increased $7.1 million, from $2.9 million used in financing activities in 1999 to $4.2 million provided by financing activities in 2000. The increase primarily reflects the increase in the Term Loan and lower principal payments of the obligations during 2000.

            The Company considers its capital expenditure program a strategic part of the overall plan to support its market competitiveness. Cash capital expenditures for 2001 are expected to be at approximately $2.0 million. The Loan Agreement limits the Company's capital expenditures for 2001 to $5.0 million. The estimated 2001 capital expenditures of $2.0 is expected to be invested primarily in the on-going maintenance and modernization of certain stores and does not include provisions for acquisitions. The funds for the capital expenditures are expected to be provided by internally-generated cash flows from operations and borrowings under the Loan Agreement. As of December 30, 2000, the Company had under its Revolving Facility $29.2 million of borrowings, $30,000 letter of credit outstanding and $6.0 million of availability.

            The markets in which the Company operates remain increasingly competitive negatively affecting the the Company's liquidity. The Company's near and long-term operating strategies focus on improving sales, improving operational efficiencies, and the productivity of assets. The Company intends to pursue its merchandising strategy in an attempt to increase its sales and the Company has devised plans to improve its gross margin and expense performance. Also, if necessary, the Company will close or sell under-performing stores or assets. Currently, the Company has letters of intent regarding certain asset sales to transfer leases and sell property related to four of the seven stores closed in January 2001 and to sell a parcel of undeveloped land. The estimated proceeds from these asset sales are $1.4 million and the transactions are subject to, among other things the signing of definitive agreements for each transaction. The Company has also retained McDonald Investments Inc. as a financial advisor to explore options for re-financing and raising capital.

            Adequate liquidity in 2001 is predicated on the Company's ability to achieve improvements in gross margin and expense performance over historical results and successful completion of the $1.4 million asset sale in the second quarter of 2001. Improvement over historical gross margin and expense performance is expected to occur in part as a result of the January closing of seven underperforming stores. Further improvement in gross margin is projected to result from an increase in the annual AWG patronage rebate as AWG is expected to return to a more historic level of profitability.

            The Company's lowest level of liquidity is expected to occur in the third quarter of 2001. If the Company is successful in meeting its cash flow projections, including completion of the asset sale in the second quarter of 2001, sufficient borrowings under the Revolving Facility will be available to meet the Company's liquidity needs during the third and fourth quarters of 2001. Furthermore, the projections do not include the potential favorable cash flow impact of closing or selling additional underperforming stores or assets.

            The Company believes that it continues to have the support of the agent and the lenders to the Loan Agreement. Effective April 24, 2001, the Company entered into an amendment to the Loan Agreement which, among other things, amends the financial covenants pertaining to minimum availability, EBITDA, funded debt to EBITDA ratio, and capital expenditures. In addition to the covenant changes, the Loan Agreement was amended to increase the applicable interest rates by 25 basis points and limit the use of London Interbank Offered rates. The Company does not expect the increase in rates will have a material impact on its ability to meet its cash flow projections or financial covenants. Based on its current projections, management believes that the Company will be able to meet the revised covenants set forth in the Loan Agreement, as amended, throughout 2001. If the Company is unable to meet these revised covenants, the Company will need to obtain waivers or classify the related borrowings as current obligations. There can be no assurances the Company will be able to obtain such waivers. However, since the amendment to the financial covenants is applicable only through 2001 and since the Loan Agreement matures on August 2, 2002, the Company intends to refinance its existing Loan Agreement indebtedness during 2001. There can be no assurance that the Company will be able to successfully refinance its existing indebtedness on terms that are acceptable to it.

            The Company believes that cash on hand, net cash flow from operations, proceeds from certain expected asset sales and borrowings under the Revolving Facility will be sufficient to fund its cash requirements through fiscal year 2001, which will consist primarily of payment of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. However, there can be no assurance that the asset sales will be consummated as planned. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

Recent Accounting Pronouncements

            The Financial Accounting Standards Board (the "FASB") Statment of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by Statements 137 and 138, requires adoption by the Company on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and its resulting designation. The adoption of this standard did not have a material effect on the Company's financial statements.

            In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement for FASB Statement No. 125". This Statement is effective for transfers occurring March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of this standard will have a material effect on its financial statements.


ITEM 7a.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            None.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.






                               PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            In accordance with the provisions of General Instruction G (3), the information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 31, 2001, to be filed with the Securities and Exchange Commission within 120 days after December 30, 2000, and is incorporated herein by reference thereto.

ITEM 11.    EXECUTIVE COMPENSATION

            In accordance with the provisions of General Instruction G (3), the information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 31, 2001, to be filed with the Securities and Exchange Commission within 120 days after December 30, 2000, and is incorporated herein by reference thereto.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            In accordance with the provisions of General Instruction G (3), the information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 31, 2001, to be filed with the Securities and Exchange Commission within 120 days after December 30, 2000, and is incorporated herein by reference thereto.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In accordance with the provisions of General Instruction G (3), the information required by this item will be contained in the Company's Proxy Statement for its Annual Stockholders Meeting to be held May 31, 2001, to be filed with the Securities and Exchange Commission within 120 days after December 30, 2000, and is incorporated herein by reference thereto.







                               PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      The following documents are filed as part of this Report:

	(a)   Financial Statements and Exhibits.

            1. Financial Statements. The Company's financial statements are included in this report following the signature pages. See
Index to Financial Statements on page F-1.

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

                                       HOMELAND HOLDING CORPORATION


Date:      April 24, 2001              By:     / s /  David B. Clark
                                               David B. Clark, President
                                               & C.E.O.


            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                      Title                         Date

  / s /   John A. Shields        Chairman of the Board         April 24, 2001
John A. Shields


  / s /   David B. Clark         President, Chief Executive    April 24, 2001
David B. Clark                   Officer and Director
                                 (Principal Executive Officer)


  / s /  Wayne S. Peterson       Senior Vice President/        April 24, 2001
Wayne S. Peterson	               Finance, C.F.O. and Secretary
                                 (Principal Financial Officer)


  / s /  Deborah A. Brown        Vice President, Controller,   April 24, 2001
Deborah A. Brown		         Treasurer and Asst. Secretary
				         (Principal Accounting Officer)






                                    II-1





	Signature                          Title                       Date


  / s /   Robert E. (Gene) Burris      Director                April 24, 2001
Robert E. (Gene) Burris


  / s /   Edward B. Krekeler, Jr.      Director                April 24, 2001
Edward B. Krekeler, Jr.


  / s /   Laurie M. Shahon             Director                April 24, 2001
Laurie M. Shahon


  / s /   William B. Snow              Director                April 24, 2001
William B. Snow


  / s /   David N. Weinstein           Director                April 24, 2001
David N. Weinstein






                                     II-2



                     INDEX TO FINANCIAL STATEMENTS

                     HOMELAND HOLDING CORPORATION
                   Consolidated Financial Statements




Report of Independent Accountants	                            F-2

Consolidated Balance Sheets as of December 30, 2000,
  and January 1, 2000	                                        F-3

Consolidated Statements of Operations and
  Comprehensive Income for the 52 weeks ended
  December 30, 2000,  January 1, 2000, and
  January 2, 1999	                                              F-5

Consolidated Statements of Stockholders' Equity
  for the 52 weeks ended December 30, 2000,
  January 1, 2000, and January 2, 1999 	                      F-6

Consolidated Statements of Cash Flows
  for the 52 weeks ended December 30, 2000,
  January 1, 2000, and January 2, 1999	                      F-7

Notes to Consolidated Financial Statements	                F-9






Report of Independent Accountants

To the Board of Directors and Stockholders of Homeland Holding Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Homeland Holding Corporation and its subsidiaries (the "Company") at December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for the 52 weeks ended December 30, 2000, January 1, 2000, and January 2, 1999, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the financial statements, the increasingly competitive market conditions under which the Company operates has negatively impacted the Company's liquidity and may continue to in the future. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICEWATERHOUSECOOPERS LLP
March 14, 2001, except for Note 13, as to which the date is April 24, 2001





              HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS

           (In thousands, except share and per share amounts)




                                         December 30,              January 1,
                                            2000                      2000
Current assets:
  Cash and cash equivalents	           $   10,198              $   10,237
  Receivables, net of allowance for
    uncollectible accounts of $331
    and $1,361	                           14,079                  15,028
  Inventories	                           54,707                  52,663
  Prepaid expenses and other current
    assets	                                  1,610                   2,176

     Total current assets                    80,594                  80,104

Property, plant and equipment:
  Land and land improvements                  8,797                   9,046
  Buildings	                                 21,691                  21,962
  Fixtures and equipment                     43,305                  36,818
  Leasehold improvements                     21,202                  20,446
  Software                                    7,760                   7,181
  Leased assets under capital leases          9,886                   8,737
  Construction in progress                      165                      19

                                            112,806                 104,209

Less, accumulated depreciation
  and amortization                           41,036                  30,728

Net property, plant and equipment            71,770                  73,481

Other assets and deferred charges            27,394                  22,045

     Total assets                        $  179,758              $  175,630

                                                                  Continued








                The accompanying notes are an integral part of these consolidated financial statements


             HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                CONSOLIDATED BALANCE SHEETS, Continued

            (In thousands, except share and per share amounts)


                 LIABILITIES AND STOCKHOLDERS' EQUITY



                                            December 30,       January 1,
                                               2000               2000
Current liabilities:
  Accounts payable - trade                  $   28,869        $   30,744
  Salaries and wages                             2,107             3,168
  Taxes	                                     3,606             3,616
  Accrued interest payable                       2,819             2,671
  Other current liabilities                      7,013             6,992
  Current portion of long-term debt              3,860             2,918
  Current portion of obligations under
    capital leases                                 564               501

     Total current liabilities                  48,838            50,610

Long-term obligations:
  Long-term debt                               104,592            94,668
  Obligations under capital leases               1,996             1,197
  Other noncurrent liabilities                   3,235             1,501

     Total long-term obligations               109,823            97,366

Commitments and contingencies	                       -                 -

Stockholders' equity:
  Common stock $0.01 par value,
    authorized - 7,500,000 shares,
    issued 4,925,871 shares and
    4,917,860 shares at December 30,
    2000, and January 1, 2000,
    respectively                                    49                49
  Additional paid-in capital                    56,274            56,254
  Accumulated deficit                          (34,538)          (28,649)
  Accumulated other comprehensive
    income                                        (688)                -
     Total stockholders' equity                 21,097            27,654

Total liabilities and stockholders'
     equity                                 $  179,758        $  175,630



               The accompanying notes are an integral part of these consolidated financial statements.



              HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF OPERATIONS
                      AND COMPREHENSIVE INCOME

            (In thousands, except share and per share amounts)




                                  52 weeks          52 weeks        52 weeks
                                    ended             ended           ended
                                 December 30,        January 1,      January 2,
                                     2000               2000           1999

Sales, net                       $  600,835        $  559,554      $  529,576

Cost of sales                       460,735           425,394         402,261

   Gross profit                     140,100           134,160         127,315

Selling and administrative
   expenses                         133,244           120,594         114,335
Amortization of excess
   reorganization value                   -             6,890          13,672
Store closing charge                  2,823                 -               -
Asset Impairment                          -               925               -

   Operating profit (loss)            4,033             5,751            (692)

Gain (loss) on disposal of assets       (61)              (15)             34
Interest income                         751               569             426
Interest expense                    (10,612)           (9,011)         (8,484)

Loss before income taxes             (5,889)           (2,706)         (8,716)

Income tax provision                      -            (1,588)         (1,875)


Net loss                         $   (5,889)       $   (4,294)     $  (10,591)

Other comprehensive loss
   Minimum pension liability
     adjustment                  $     (688)       $        -      $        -

Comprehensive loss               $   (6,577)       $   (4,294)     $  (10,591)
Basic and diluted earnings per
   share:
   Net loss per share            $    (1.20)       $    (0.87)     $    (2.18)
Weighted average shares
   outstanding                    4,923,236         4,911,958       4,857,130



                 The accompanying notes are an integral part of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              (In thousands, except share and per share amounts)


				                                        Additional
                                       Common Stock              Paid-In
                                     Shares      Amount          Capital

Balance, January 3, 1998		4,820,637   $    48          $ 56,040

Net loss                                  -           -                 -

Issuance of common stock               83,780         1               134

Balance, January 2, 1999            4,904,417        49            56,174

Net loss                                  -           -                 -

Issuance of common stock               13,443         -                80

Balance, January 1, 2000            4,917,860        49            56,254

Net loss                                  -           -                 -

Other comprehensive loss
   Minimum pension liability
      adjustment                          -           -                 -

Issuance of common stock                8,011         -                20

Balance, December 30, 2000          4,925,871   $    49          $ 56,274

                                                                Continued



                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

              (In thousands, except share and per share amounts)



                                              Accumulated
                                                 Other            Total
                               Accumulated    Comprehensive    Stockholders'
                                 Deficit         Income           Equity


Balance, January 3, 1998        $(13,764)      $     -          $ 42,324

Net loss                         (10,591)            -           (10,591)

Issuance of common stock               -             -               135

Balance, January 2, 1999         (24,355)            -            31,868

Net loss                          (4,294)            -            (4,294)

Issuance of common stock               -             -                80

Balance, January 1, 2000         (28,649)            -            27,654

Net loss                          (5,889)            -            (5,889)

Other comprehensive loss
  Minimum pension liability
    adjustment                         -          (688)             (688)

Issuance of common stock               -             -                20

Balance, December 30, 2000      $(34,538)      $  (688)         $ 21,097



               The accompanying notes are an integral part of these consolidated financial statements.

              HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF CASH FLOWS

           (In thousands, except share and per share amounts)



                                         52 weeks       52 weeks      52 weeks
                                           ended          ended         ended
                                        December 30,    January 1,    January 2,
                                            2000           2000          1999


Cash flows from operating activities:
   Net loss	                            $  (5,889)    $  (4,294)    $  (10,591)

   Adjustments to reconcile net loss
      to net cash provided by
      operating activities:
      Depreciation and amortization	       11,008        10,427          9,802
      Amortization of beneficial interest
         in operating leases	                121           121            121
      Amortization of excess
         reorganization value	                  -         6,890         13,672
      Amortization of goodwill                720           226              -
      Amortization of financing costs          62            42            120
      Loss (gain) on disposal of assets        61            15            (34)
      Store closing costs                   4,246             -              -
      Asset impairment                          -           925              -
      Deferred income taxes                     -         1,451          1,699
      Change in assets and liabilities:
         (Increase)decrease in receivables    949        (1,858)          (950)
         (Increase)decrease in inventories     55        (2,355)          (334)
         (Increase)decrease in prepaid
            expenses and other current
            assets                            400           458             54
         (Increase) in other assets
            and deferred charges           (2,478)       (2,498)        (2,487)
         Increase(decrease)in accounts
            payable - trade                (1,875)        4,597            479
         Increase(decrease) in salaries
            and wages                      (1,061)          293            319
         Increase(decrease) in taxes           47           426           (512)
         Increase(decrease) in accrued
            interest payable                  148            49              3
         Increase(decrease) in other
            current liabilities            (1,397)       (1,813)        (1,494)
         Increase(decrease) in other
            non-current liabilities          (316)           69           (531)

         Net cash provided by operating
            activities                      4,801        13,171          9,336

                                                                     Continued



                 The accompanying notes are an integral part of these consolidated financial statements.

               HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

            (In thousands, except share and per share amounts)



                                          52 weeks     52 weeks      52 weeks
                                           ended         ended         ended
                                         December 30,   January 1,    January 2,
                                            2000          2000          1999

  Cash flows from investing activities:
   Capital expenditures                    (5,497)       (8,980)       (12,404)
   Store acquisitions                      (4,224)       (2,374)             -
   Cash received from sale of assets          659           750            775

      Net cash used in investing
         activities                        (9,062)      (10,604)       (11,629)


Cash flows from financing activities:
   Borrowings under term loan               5,000             -              -
   Payments under term loan                (2,019)       (1,667)        (1,667)
   Borrowings under revolving
    credit loans                          160,126       142,707        129,567
   Payments under revolving
    credit loans                         (154,075)     (137,400)      (122,340)
   Principal payments under notes
    payable                                   (50)          (46)           (61)
   Principal payments under AWG notes      (4,278)       (5,294)             -
   Principal payments under capital
      lease obligations                      (502)       (1,237)        (1,412)
   Proceeds from issuance of common stock      20            80            135

       Net cash provided by (used in)
          financing activities              4,222        (2,857)         4,222

Net increase (decrease) in cash and
   cash equivalents                           (39)         (290)         1,929

Cash and cash equivalents at beginning
   of period                               10,237        10,527          8,598

Cash and cash equivalents at end
   of period                             $ 10,198     $  10,237      $  10,527

Supplemental information:
     Cash paid during the period for
       interest                          $ 10,442     $   8,993      $   8,419

    Cash paid during the period for
       income taxes                      $     30     $     110      $     100

Supplemental schedule of non-cash
    investing activities:
    Capital lease obligations assumed    $  1,363     $       -      $     453
    Debt assumed in acquisitions         $  6,162     $  13,706      $       -




               The accompanying notes are an integral part of these consolidated financial statements.

             HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

           (In thousands, except share and per share amounts)


1.    Organization:

      Homeland Holding Corporation ("Holding"), a Delaware corporation, was incorporated on November 6, 1987, but had no operations prior to November 25, 1987. Effective November 25, 1987, Homeland Stores, Inc. ("Homeland"), a wholly-owned subsidiary of Holding, acquired substantially all of the net assets of the Oklahoma Division of Safeway Inc. Holding, its consolidated subsidiary, Homeland, Homeland's wholly-owned subsidiary, SLB Marketing, Inc., and SLB's wholly-owed subsidiary, JCH Beverage, Inc., are collectively referred to herein as the "Company." The Company is a leading supermarket chain in the Oklahoma, southern Kansas and Texas Panhandle regions. The Company operates in four distinct market places: Oklahoma City, Oklahoma; Tulsa, Oklahoma; Amarillo, Texas; and certain rural areas of Oklahoma, Kansas and Texas.

      Holding has guaranteed substantially all of the debt issued by Homeland. Holding is a holding company with no significant operations other than its investment in Homeland. Separate financial statements of Homeland are not presented herein since they are identical to the consolidated financial statements of Holding in all respects except for stockholders' equity which is as follows:

                                              December 30,      January 1,
		                                     2000              2000
	   Homeland stockholder's equity:
	      Common stock, $.01 par value,
             authorized, issued and
             outstanding 100 shares           $       1         $       1
 	    Additional paid-in capital             56,322            56,302
           Accumulated deficit                  (34,538)          (28,649)
           Accumulated other comprehensive
             income                                (688)                -

             Total Homeland stockholder's
               equity                         $  21,097         $  27,654

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

      Revenue recognition - The Company recognizes revenue at the "point of sale," which occurs when groceries and related merchandise are sold to its customers. The Company was required to adopt Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" in the fourth quarter of 2000.
The impact of adopting this guidance had no effect on the Company's financial statements for any year presented.

      Concentrations of credit and business risk - The Company purchases approximately 70% of its products from Associated Wholesale Grocers, Inc. ("AWG"). Although there are similar wholesalers that could supply the Company with merchandise, if AWG were to discontinue shipments, this could have a material adverse effect on the Company's financial condition. The Company receives certain rebates and allowances from AWG as well as an annual distribution from AWG's cooperative arrangements. A portion of


             HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          (In thousands, except share and per share amounts)



2.     Summary of Significant Accounting Policies, continued:

the annual distribution is in the form of cash, while the remainder is in the form of patronage certificates. Receivables from AWG and the AWG patronage refund certificates subject the Company to a concentration of credit risk. Other financial instruments which potentially subject the Company to concentrations of credit risk consist of principally of temporary cash investments and non-AWG receivables. The Company places its temporary cash investments with high quality financial institutions. Concentration of credit risk with respect to non-AWG receivables are limited due to the diverse nature of those receivables, including the large number of retail customers within the region and receivables from vendors throughout the country.

      Cash and cash equivalents - For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Book overdrafts of $6,361 and $4,101, as of December 30, 2000 and January 1, 2000, respectively, are included in accounts payable.

      Inventories - Inventories are stated at the lower of cost or market, with cost being determined primarily using the gross margin method.

      Property, plant and equipment - In conjunction with the emergence from Chapter 11 proceedings in August, 1996, the Company implemented "fresh-start" reporting and, accordingly, all property, plant and equipment was restated to reflect reorganization value, which approximates fair value in continued use. Depreciation and amortization, including amortization of leased assets under capital leases, are computed on a straight-line basis over the lesser of the estimated useful life of the asset or the remaining term of the lease. Property, plant and equipment acquired subsequent to "fresh start" are stated at cost. Depreciation and amortization of newly acquired assets, for financial reporting purposes, are based on the following estimated lives:


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

      Store Closings / Asset Impairment - Provision is made on a current basis for the write-down of identified owned-store closings to their net realizable value. For identified leased-store closings, leasehold improvements are written down to their net realizable value and a provision is made on a current basis if anticipated expenses are in excess of expected sublease rental income.
The Company's long-lived assets, including goodwill, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recovable. Goodwill has primarily been recorded in conjunction with the four separate store


              HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         (In thousands, except share and per share amounts)




2.     Summary of Significant Accounting Policies, continued:

acquisitions. For purposes of review, goodwill and the assets of those stores associated with a specific acquisition are combined to determine if impairment is appropriate.

      Other assets and deferred charges - Other assets and deferred charges consist primarily of patronage refund certificates issued by AWG (as part of its year-end distribution of income from AWG's cooperative operations), beneficial interests in operating leases, and goodwill and intangibles acquired in the Company's 1999 and 2000 acquisitions. The beneficial interest in operating leases is being amortized on a straight-line basis over the remaining terms of the leases, including all available renewal option periods, and the goodwill is being amortized over a 15 year period. The AWG patronage refund certificates which bear annual interest of 6%, are redeemable for cash seven years from the date of issuance. The carrying value of certificates, including those earned not yet received, at December 30, 2000 and January 1, 2000 was $13,884 and $11,726, respectively. Goodwill, net of accumulated amortization, was $10,043 and $8,011 at December 30, 2000 and January 1, 2000, respectively.

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

      Advertising costs - Costs of advertising are expensed as incurred. Gross advertising costs for 2000, 1999, and 1998, were $9,743, $9,112, and $8,349, respectively.

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

      Self-insurance reserves - The Company is self-insured for property loss, general liability and employee medical coverage subject to specific retention levels. Estimated costs of these self-insurance programs are accrued based on projected settlements for claims using actuarially determined loss development factors based on the Company's prior experience with similar claims. Any resulting adjustments to previously recorded reserves are reflected in current operating results.

      Pre-opening costs - Store pre-opening costs are charged to expense as incurred.

      Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses



               HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

           (In thousands, except share and per share amounts)



2.    Summary of Significant Accounting Policies, continued:

during the reporting periods. The most significant assumptions and estimates relate to the reserve for self-insurance programs, reserves for closed stores, the deferred income tax valuation allowance, the accumulated benefit obligation relating to the employee retirement plan and the allowance for bad debts. It is reasonably possible that the Company's estimates for such items could change in the near term.

      In the second quarter of 2000, the Company collected a receivable from a vendor of approximately $600 that had been reserved for as of January 1, 2000.

      Reclassifications - Certain January 1, 2000 and January 2, 1999 amounts have been reclassified to conform with December 30, 2000 presentation.

      Recent Accounting Pronouncements:

      The Financial Accounting Standards Board (the "FASB") Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities", as amended by Statements 137 and 138, requires adoption by the Company on January 1, 2001. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and its resulting designation. The adoption of this standard did not have a material effect on the Company's financial statements.

      In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement for FASB Statement No. 125". This Statement is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not expect the adoption of this standard will have a material effect on its financial statements.

3.    Store Acquisitions:

      In April 1999, the Company completed its acquisition of nine stores from AWG, in eastern Oklahoma. The net purchase price was $1.3 million which represents $5.6 million for real property, and fixtures and equipment, plus $2.3 million for inventory, $0.2 million for transaction costs, offset by $6.8 million in long-term debt assumed by the Company. The Company acquired title to one store and leases the remaining eight from AWG. The one store to which Homeland acquired title in Pryor, Oklahoma, was closed (and subsequently sold to a non-grocery user) as a result of the proximity to an existing Company store. The Company financed this acquisition principally through the assumption of $6.8 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the nine stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG which related to inventory and the Pryor store which was sold. Therefore, AWG released its security interest in the inventory and the assets relating to the Pryor store.

      In November 1999, the Company completed its acquisition of four stores from Brattain Foods, Inc. ("BFI"), in Muskogee, Oklahoma. The net purchase price was $1.1 million which represents $6.0 million for fixtures and equipment, plus $1.9 million for inventory, $0.2 million for transaction costs, offset by


             HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          (In thousands, except share and per share amounts)



3.    Store Acquisitions, continued:

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

      In February 2000, the Company completed its acquisition of three stores from Belton Food Center, Inc. ("BFC") in Oklahoma City. The net purchase price, prior to the closed store reserve discussed below, was $0.2 million which represents $4.2 million for fixtures and equipment and leasehold improvements, plus $2.0 million for inventory and $0.2 million for transaction costs, offset by $6.2 million of long-term debt (BFC's obligation to AWG) assumed by the Company. The Company leases all three of the stores from AWG. The Company financed this acquisition principally through the assumption of $6.2 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the three stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory. In April 2000, the Company closed one of the acquired stores due to its proximity to other Company stores and established a reserve, which approximated $1.3 million, for future rent payments and other holding costs. Establishment of the reserve increased the goodwill balance associated with the acquisition. In October 2000, the lease on the closed store was assigned resulting in a reduction in the reserve and goodwill of $0.5 million. Substantially all other costs reserved were paid in 2000.

      In April 2000, the Company completed its acquisition of three Baker's Supermarkets. The purchase price was approximately $4.2 million, which represents $2.4 million for fixtures and equipment, leasehold improvements and a non-compete agreement, $1.6 million for inventory, and approximately
$0.2 million in transaction costs. In conjunction with the transaction, the Company also recorded $1.6 million of identified intangibles and $1.6 million in liabilities related to an unfavorable contract. The unfavorable contract represents a five-year minimum purchase commitment and is expected to result in payments of $449, $864 and $321 in 2001, 2002 and 2003, respectively. The related intangible asset is amortized on straight-line basis over the life of the contract. The Company will sublease the three stores. On September 15, 2000, the Company subsequently leased a fourth location upon the completion of its construction. Concurrent with the opening of the acquired store, the Company closed an existing store resulting in a charge to operations of approximately $0.3 million, which included future rent payments, other holding costs, and the write-off of property, plant and equipment. Payments of rent and other holding costs are expected to continue through 2001. The Company financed this acquisition principally through increased borrowings under its working capital facility.

      All of the above acquisitions were accounted for using the purchase method of accounting. The result of operations from these stores from the acquisition dates through fiscal year-end are included in the fiscal 1999 and 2000 Consolidated Statements of Operations and Comprehensive Income.


            HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         (In thousands, except share and per share amounts)


4.    Store Closings / Asset Impairment:

      In December 2000, the Company committed to a plan to close seven stores in January 2001 and recorded a store closing charge of $4,246. The charge included the write-down of property, plant and equipment and other assets of $2,010, inventory write-downs of $1,423, which was recorded as a part of cost of sales, and holding costs of $813. Holding costs primarily consist of obligations under operating leases and related expenses expected to be paid over the remaining lease terms which range from 2001 to 2004.

      During 1999, the Company made the decision to dispose of a previously closed store and related assets. The Company decided to sell these assets rather than continue the previous plan of leasing the assets. The carrying value of the assets held for sale was reduced to a value of $385, based on current estimates of selling value less costs to dispose. The resulting adjustment of $925 was recorded. In 2000, the assets were sold for an amount which approximated the then carrying value.

5.    Long-Term Debt:

      Long-term debt at year-end consists of:


                                         December 30,         January 1,
                                            2000                2000

    	10% Notes due 2003 (the "Notes")   $   60,000           $  60,000
    	Revolving Facility                     29,245              23,194
      Term Loan                               8,814               5,833
    	AWG Loans                              10,295               8,412
	Note Payable                               98                 147
                                            108,452              97,586
   	Less current portion                    3,860               2,918

   	Long-term debt due after one year  $  104,592           $  94,668


      The Notes bear an interest rate of 10%, which is payable semi-annually each February 1 and August 1. The Notes are uncollateralized and will mature on August 1, 2003. The Indenture relating to the Notes has certain customary restrictions on consolidations and mergers, indebtedness, issuance of preferred stocks, asset sales and payment of dividends.

      The Company's Revolving Facility and Term Loan are maintained under a single loan agreement (the "Loan Agreement"). The Revolving Facility permits the Company to borrow up to the lesser of $37,000 or the applicable borrowing base. Pursuant to an amendment to the Loan Agreement, the Company, with the consent of the lenders, can access an over-advance facility which allows the Company to borrow amounts above the borrowing base but not above the total Revolving Facility. This over-advance facility, currently set at $2,000, is available to the Company through April 30, 2001. At December 30, 2000, the Company had availability of $6,041 under the Revolving Facility. The Term Loan represents the remaining balance of $5,000 borrowed under a prior loan agreement plus $5,000 borrowed in connection with the April 2000 termination of a previously available acquisition term loan.

      The interest rate under the Loan Agreement, as amended, is based on the Prime Rate, as defined, plus a percentage that varies based on a number of factors, including (a) whether it is a Revolving Facility or the Term Loan,
(b) the time period, (c) whether the Company elects to use the London Interbank



             HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         (In thousands, except share and per share amounts)



5.    Long-Term Debt, continued:

Offered Rate ("LIBOR"). Interest for borrowings under the LIBOR rate is payable monthly. Interest for other borrowings is payable quarterly. At December 30, 2000, the interest rate on borrowings on the Revolving Facility was 9,26% (weighted average) and the Term Loan was 9.76% (weighted average).

      The Revolving Facility provides for certain mandatory prepayments based on occurrence of certain defined and specified transactions. The Term Loan requires quarterly principal payments of $595 and will mature, along with the Revolving Facility, on August 2, 2002.

      The obligations of the Company under the Loan Agreement are collateralized by liens on, and a security interest in, substantially all of the assets of Homeland and are guaranteed by Holding. The Loan Agreement, among other things, requires a maintenance of EBITDA, consolidated fixed charge ratio, debt-to-EBITDA ratio, current ratio, excess cash flow paydown, each as defined, and limits the Company's capital expenditures, incurrence of additional debt, consolidation and mergers, acquisitions and payments of dividends. In addition, the Loan Agreement provides for acceleration of principal and interest payments in the event of certain material adverse changes, as determined by the lender. As discussed in Note 13, the Loan Agreement was amended further effective April 24, 2001.

      The obligations of the Company as it relates to AWG Loans are secured by liens on, and security interest in, the fixtures and equipment associated with the stores acquired in 1999 and 2000, as referenced in Note 3. Each of the AWG Loans is a seven-year note, which is amortized weekly, and has interest rates associated with it equal to the prime rate plus 1%. At December 30, 2000, the interest rate was 10.50%.

      At December 30, 2000, the aggregate annual debt maturities were as follows:

            2001            $  3,860
            2002              37,296
            2003              61,766
            2004               1,926
            2005               2,140
	      Thereafter         1,464
                            $108,452

      The Company has outstanding at December 30, 2000, $30 in letters of credit which are not reflected in the accompanying financial statements. The letters of credit are issued under the credit agreements and the Company paid associated fees of $4, $12, and $43, in 2000, 1999, and 1998, respectively.



            HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         (In thousands, except share and per share amounts)



6.    Stockholders' Equity:

      At December 30, 2000, the Company has warrants outstanding to purchase 263,158 shares of common stock. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $11.85 at any time up to August 2, 2001.


7.    Fair Value of Financial Instruments:

      The carrying amounts of cash and cash equivalents, receivables, AWG patronage refund certificates, accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair values at December
30, 2000 and January 1, 2000. Based on borrowing rates currently available to the Company for borrowings with similar terms and maturities, the Company believes the carrying amount of borrowings under the Loan Agreement and the AWG Loans approximate fair value at December 30, 2000 and January 1, 2000.
The fair value of publicly-traded debt is valued based on quoted market values. At December 30, 2000, the carrying amount and the fair value of the Notes were $60,000 and $28,200, respectively. On March 14, 2001, the fair value of the Notes is $13,2000. At January 1, 2000, the carrying amount and the fair value of the Notes were $60,000 and $48,330, respectively.

8.    Income Taxes:

      The components of the income tax provision for 2000, 1999, and 1998 were as follows:

                               52 Weeks          52 Weeks             52 Weeks
                                Ended             Ended                Ended
                          December 30, 2000   January 1, 2000   January 2, 1999
	Federal and State:
	  Current - AMT	     $      -           $   (137)          $    (176)
	  Deferred	                  -             (1,451)             (1,699)
	Total income tax
        provision	           $      -           $ (1,588)          $  (1,875)


      A reconciliation of the income tax benefit provision at the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                              52 Weeks          52 Weeks             52 Weeks
                               Ended             Ended                Ended
                          December 30, 2000   January 1, 2000   January 2, 1999

      Federal income tax
        benefit at statutory
        rate                 $  2,061           $     947          $   3,051
	Amortization of
        intangibles                 -              (2,412)            (4,785)
	Change in valuation
        allowance and other    (2,061)               (123)              (141)
      Total income tax
        provision            $      -           $  (1,588)         $  (1,875)




              HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          (In thousands, except share and per share amounts)



8.    Income Taxes, continued:

      The components of deferred tax assets and deferred tax liabilities are as follows:

                                                 December 30,        January 1,
                                                     2000               2000
      Current assets (liabilities):
        Allowance for uncollectible receivables $      126	       $     517
        Inventory                                      541                 -
        Prepaid pension                               (108)             (224)
        Other, net                                     131                22

          Net current deferred tax assets	             690               315

      Noncurrent assets (liabilities):
        Property, plant and equipment                3,029             2,221
        Employee compensation and benefits             285               285
        Self-insurance reserves                        487               606
        Net operating loss carryforwards            12,338            11,210
        AMT credit carryforwards                       959               963
        Capital leases                                 (42)              (71)
        Other, net                                     870               627
          Net noncurrent deferred tax assets        17,926            15,841
        Total net deferred tax assets               18,616            16,156
        Valuation allowance                        (18,616)          (16,156)

      Net deferred tax assets            	      $        -         $       -

      Due to the uncertainty of realizing the future tax benefits, a full valuation allowance was deemed necessary to entirely offset the net deferred tax assets as of December 30, 2000, and January 1, 2000. At December 30, 2000, the Company had the following operating loss and tax credit carryforwards available for tax purposes:

                                                             Expiration
                                               Amount            Dates
	   Federal regular tax net
          operating loss carryforwards        $32,469          2002-2010
	   Federal AMT credit carryforwards
          against regular tax                    $959          indefinite

      The net operating loss carryforwards are subject to utilization limitations due to ownership changes. The net operating loss carryforwards may be utilized to offset future taxable income as follows: $11,368 in 2001, $3,251 in each of years 2002 through 2007 and $1,595 in 2008. Loss carryforwards not utilized in any year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions.

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



            HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         (In thousands, except share and per share amounts)




9.    Incentive Compensation Plans:

      The Company has bonus arrangements for store management and other key management personnel. During 2000, 1999, and 1998, approximately $734, $1,760, and $1,480, respectively, were charged to costs and expenses for such bonuses.

      In December 1996, the Board of Directors of the Company adopted the Homeland Holding Corporation 1996 Stock Option Plan (the "Stock Option Plan"). In 1997, the Company established the 1997 Non-Employee Directors Stock Option Plan (the "Directors Stock Option Plan"). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for these plans. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of expense on plans similar to the Company's. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 2000, 1999, and 1998 are presented below.

      The Stock Option Plan and the Directors Stock Option Plan, to be administered by the Board of Directors (the "Board"), or a committee of the Board (the "Committee"), provides for the granting of options to purchase up to an aggregate of 832,222 and 200,000 shares of Common Stock, respectively. Options granted under the plans must be "non-qualified options." The option price of each option is determined by the Board or the Committee and it must be not less than the fair market value at the date of grant. Unless the Board or the Committee otherwise determines, options must become exercisable ratably over a five-year period, a two-year period in regards to the Directors Stock Option Plan, or immediately in the event of a "change of control" as defined in each of the plans. Each option must be evidenced by a written agreement and must expire and terminate on the earliest of: (a) ten years from the date the option is granted; (b) termination for cause; or (c) three months after termination for other than cause.

      Options granted under the Company's stock option plans have exercise prices ranging from $2.00 to $7.63 per share and have a weighted average remaining contractual life of 8.5 years. A summary of the status of the Company's outstanding stock options as of December 30, 2000, January 1, 2000, and January 2, 1999, and changes during the years ended on those dates is as follows:

                         2000                1999                1998
                           Wgtd. Avg.          Wgtd. Avg.          Wgtd. Avg.
                            Exercise            Exercise            Exercise
                     Shares  Price      Shares   Price     Shares     Price

   Outstanding as
     of beginning
     of year        542,000  $5.38     429,000   $6.09    198,500     $7.48

   Granted          425,000   3.29     120,500    3.01    319,000      5.64
   Exercised              -      -           -       -     13,200      6.50
   Forfeited          5,000   7.63       7,500    7.63     75,300      7.80

  Outstanding at
    end of year     962,000  $4.08     542,000   $5.38    429,000     $6.09




                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

          (In thousands, except share and per share amounts)



9.    Incentive Compensation Plans, continued:

Stock options outstanding and exercisable on December 30, 2000 are as follows:

                                        Weighted average   Weighted average
   Range of exercise     Shares under    exercise price  remaining contractual
   prices per share         option         per share        life in years
   Outstanding:
      $2.00 - $4.00           725,500    	    $3.10               8.9
       4.75 -  7.63           236,500          7.11               7.0
      $2.00 - $7.63           962,000         $4.08               8.5
   Exercisable:
      $2.00 - $4.00           120,100         $2.81
       4.75 -  7.63           181,000          7.25
      $2.00 - $7.63           301,100         $5.48

      The weighted average fair value of options granted during 2000, 1999, and 1998 was $1.36, $1.46 and $2.83, respectively. No compensation was charged against income in 2000, 1999, and 1998.

      The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                      2000       1999       1998

  Expected dividend yield              0%         0%         0%

  Expected stock price volatility  	  41%        40%        37%

  Weighted average risk-free
    interest rate      	             6.0%       5.8%       5.3%

  Weighted average expected
    life of options               6 years      6 years    6 years

      Had compensation cost of the Company's option plans been determined using the fair value at the grant date of awards consistent with the method of SFAS 123, the Company's net loss and net loss per common share would have been reduced to the pro forma amounts indicated in the table below:

                                    2000       1999         1998
	Net loss - as reported	   $ (5,889)  $ (4,294)   $ (10,591)
      Net loss - pro forma	   $ (6,165)  $ (4,466)   $ (10,722)

  	Basic and diluted EPS -
        as reported	         $  (1.20)  $  (0.87)	  $   (2.18)

  	Basic and diluted EPS -
        pro forma                $  (1.25)  $  (0.91)   $   (2.21)

      No options or warrants outstanding at December 30, 2000, January
1, 2000, and January 2, 1999, were included in the computation of diluted earnings per share because the effect would be antidilutive to applicable periods.

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










             HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

         (In thousands, except share and per share amounts)



10.	Retirement Plans, continued:

	1974, but not in excess of the maximum deductible limit. Plan assets were invested in mutual funds during 2000, 1999, and 1998.

	Information regarding the plan follows:

                                                     2000        1999
	Change in benefit obligation:
        Benefit obligation at
           beginning of year	                   $   10,528   $   11,432
        Service cost	                                473          562
        Interest cost	                                857          792
        Actuarial (gain) loss	                          644       (1,980)
        Benefits paid	                               (320)        (278)
        Benefit obligation at end
           of year	                         $   12,182   $   10,528

      Change in plan assets:
        Fair value of plan assets at
           beginning of year	                   $   11,234   $   10,692
        Actual return on plan assets	              126          820
        Employer contribution	                            -            -
        Benefits paid	                               (320)        (278)
        Fair value of plan assets at
           end of year	                         $   11,040   $   11,234

      Reconciliation of funded status:
        Funded status	                         $   (1,142)  $      707
        Unrecognized actuarial
           (gain)loss                                 1,465          (66)
        Unrecognized prior service
           cost	                                      (40)         (51)
        Prepaid benefit cost	                   $      283   $      590

      Amounts recognized in the
        financial statement of
        financial position consist of:
        Prepaid benefit cost                     $        -   $      590
        Accrued benefit liability                      (405)           -
        Accumulated other
          comprehensive income                          688            -
        Net amount recognized                    $      283   $      590

      Weighted-average assumptions as
         of end of year:
        Discount rate	                               7.50%        7.75%
        Expected return on plan assets	             9.00%        9.00%
        Rate of compensation increase
          Before Age 35	                               5.50%        5.50%
          Ages 35 - 49	                               4.50%        4.50%
          After Age 49	                               3.50%        3.50%

      Components of net periodic
         pension cost:                        2000       1999      1998
        Service cost                      $      473  $     562  $    514
        Interest cost	                         857        792       725
        Expected return on plan
           assets	                            (1,012)      (953)     (868)
        Amortization of prior
           service cost	                         (11)       (11)      (11)
        Recognized net actuarial loss              0         11        46
        Net periodic pension cost         $      307  $     401  $    406



                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

             (In thousands, except share and per share amounts)



10.   Retirement Plans, continued:

      The Company also contributes to various union-sponsored, multi-employer defined benefit plans in accordance with collective bargaining agreements. The Company could, under certain circumstances, be liable for the Company's unfunded vested benefits or other costs of these multi-employer plans. The allocation to participating employers of the actuarial present value of vested and nonvested accumulated benefits in multi-employer plans as well as net assets available for benefits is not available and, accordingly, is not presented. The costs of these plans for 2000, 1999, and 1998, were $1,226, $1,271, and $1,235, respectively.

      Effective January 1, 1988, the Company adopted a defined contribution plan covering substantially all non-union employees of the Company. Participants may contribute from 1% to 12% of their pre-tax compensation.
The plan allows for a discretionary Company matching contribution formula based on the Company's operating results. The Company did not make any contributions to this plan in 2000, 1999, or 1998.

11.   Leases:

      The Company leases 70 of its retail store locations under noncancellable agreements, which expire at various times between 2001 and 2030. These leases, which include both capital leases and operating leases, generally are subject to six five-year renewal options. Most leases also require the payment of taxes, insurance and maintenance costs and many of the leases covering retail store properties provide for additional contingent rentals based on sales in excess of certain stipulated amounts.

      Leased assets under capital leases consists of the following:


                                               December 30,   January 1,
                                                  2000           1999

            Buildings                          $    2,426     $    2,554
            Equipment                               4,494          3,169
            Beneficial interest in capital
               leases                               2,966          3,014
                                                    9,886          8,737
            Less accumulated amortization           4,833          4,163
            Net leased assets	                 $    5,053     $    4,574





                   HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

              (In thousands, except share and per share amounts)




11.   Leases, continued:

      Future minimum lease payments under capital leases and noncancellable operating leases as of December 30, 2000, are as follows:

                                                  Capital        Operating
       Fiscal Year                                Leases           Leases

      2001                                      $     803       $    9,953
      2002                                            708            8,427
      2003                                            713            7,891
      2004                                            182            7,300
      2005                                            182            6,648
      Thereafter                                      924           23,353
      Total minimum obligations                     3,512       $   63,572

      Less estimated interest                         952
      Present value of net minimum
        obligations                                 2,560
      Less current portion                            564
      Long-term obligations under
        capital leases                          $   1,996



      Rent expense for 2000, 1999 and 1998 is as follows:

                                      2000          1999          1998

      Minimum rents                 $ 9,789       $ 7,200       $ 6,680
      Contingent rents                   83            86           115

                                    $ 9,872       $ 7,286       $ 6,795

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

      Approximately 92% of the Company's employees are union members. The collective bargaining agreements associated with the majority of these employees expire in August 2001. Preliminary negotiations have begun and the Company intends that new agreements will be in place prior to the expiration dates. However, the negotiated wages and benefits under those contracts could significantly impact the operating results of the Company.



                HOMELAND HOLDING CORPORATION & SUBSIDIARIES


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

              (In thousands, except share and per share amounts)




13.   Business Conditions and Liquidity:

      In 2000, the Company incurred a net loss of $5.9 million. Futhermore, the markets in which the Company operates remain increasingly competitive negatively affecting the Company's liquidity. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's near and long-term operating strategies focus on improving sales, improving operational efficiencies, and the productivity of assets. The Company intends to pursue its merchandising strategy in an attempt to increase its sales and the Company has devised plans to improve its gross margin and expense performance. Also, if necessary, the Company will close or sell under-performing stores or assets. Currently, the Company has letters of intent regarding certain asset sales to transfer leases and sell property related to four of the seven stores closed in January 2001 and to sell a parcel of undeveloped land. The estimated proceeds from these asset sales are $1.4 million and the transactions are subject to among other things the signing of definitive agreements for each transaction. The Company has also retained McDonald Investments Inc. as a financial advisor to explore options for re-financing and raising capital.

      Adequate liquidity in 2001 is predicated on the Company's ability to achieve improvements in gross margin and expense performance over historical results and successful completion of the $1.4 million asset sale in the second quarter of 2001. Improvement over historical gross margin and expense performance is expected to occur in part as a result of the January closing of seven underperforming stores. Further improvement in gross margin is projected to result from an increase in the annual AWG patronage rebate as AWG is expected to return to a more historic level of profitability.

      The Company's lowest level of liquidity is expected to occur in the third quarter of 2001. If the Company is successful in meeting its cash flow projections, including completion of the asset sale in the second quarter of 2001, sufficient borrowings under the Revolving Facility will be available to meet the Company's liquidity needs during the third and fourth quarters of 2001. Furthermore, the projections do not include the potential favorable cash flow impact of closing or selling additional underperforming stores or assets.

      The Company believes that it continues to have the support of the agent and the lenders to the Loan Agreement. Effective April 24, 2001, the Company entered into an amendment to the Loan Agreement which, among other things, amends the financial covenants pertaining to minimum availability, EBITDA, funded debt to EBITDA ratio, and capital expenditures. In addition to the covenant changes, the Loan Agreement was amended by increasing the applicable interest rates by 25 basis points and limiting the use of London Interbank Offered rates, although the Company does not expect these changes will have a material impact on its ability to meet its cash flow projections or financial covenants. Based on its current projections, management believes that the Company will be able to meet the revised covenants set forth in the Loan Agreement, as amended, throughout 2001. If the Company is unable to meet these revised covenants, the Company will need to obtain waivers or classify the related borrowings as current obligations. There can be no assurances the Company will be able to obtain such waivers. However, since the amendment to the financial covenants is applicable only through 2001 and since the Loan Agreement matures on August 2, 2002, the Company intends to refinance its existing Loan Agreement indebtedness during 2001. There can be no assurance that the Company will be able to successfully refinance its existing indebtedness on terms that are acceptable to it.

       The Company believes that cash on hand, net cash flow from operations, proceeds from certain expected asset sales and borrowings under the Revolving Facility will be sufficient to fund its cash requirements through fiscal year 2001, which will consist primarily of payment of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. However, there can be no assurance that the asset sales will be consummated as planned. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.




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

      10t1 Stock Option Agreement dated as of October 21, 1998, between Homeland and Wayne S. Peterson.

      10u1 Stock Option Agreement dated as of September 14, 1998, between Homeland and John C. Rocker.

      10v1 Letter agreement regarding severance arrangements dated as of December 8, 1999, between Homeland and Prentess E. Alletag, Jr..

      10w1 Letter agreement regarding severance arrangements dated as of December 8, 1999, between Homeland and Deborah A. Brown.

      10x*1 Letter agreement regarding severance arrangements dated as of December 8, 1999, between Homeland and Steven M. Mason.



   Exhibit No.    Description


      10y1 Letter agreement regarding severance arrangements dated as of December 8, 1999, between Homeland and John C. Rocker.

      10z First Amendment to Loan Agreement dated as of December 17, 1998, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

      10aa Second Amendment to Loan Agreement dated as of December 17, 1998, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

      10ab Third Amendment to Loan Agreement dated as of December 17, 1998, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

      10ac Fourth Amendment to Loan Agreement dated as of December 17, 1998, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

      10ad Fifth Amendment to Loan Agreement dated as of December 17, 1998, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

      10ae Sixth Amendment to Loan Agreement dated as of April 25, 2000, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

      10af Letter Agreement and Promissory Note to David B. Clark regarding relocation expenses.

      10ag* Seventh Amendment to Loan Agreement dated as of December 22, 2000, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

      10ah* Letter Agreement regarding severance arrangements dated as of December 15, 2000, between Homeland and Prentess E. Alletag, Jr.

      10ai* Letter Agreement regarding severance arrangements dated as of December 15, 2000, between Homeland and Deborah A. Brown.

      10aj* Letter Agreement regarding severance arrangements dated as of December 15, 2000, between Homeland and Steven M. Mason.

      10ak* Letter Agreement regarding severance arrangements dated as of December 15, 2000, between Homeland and John C. Rocker.

      10al* Letter Agreement regarding change of control arrangements dated as of December 26, 2000, between Homeland and Prentess E. Alletag, Jr.

      10am* Letter Agreement regarding change of control arrangements dated as of December 26, 2000, between Homeland and Deborah A. Brown


      10an* Letter Agreement regarding change of control arrangements dated as of December 26, 2000, between Homeland and David
                  B. Clark.

      10ao* Letter Agreement regarding change of control arrangements dated as of December 26, 2000, between Homeland and Steven M Mason.

      10ap* Letter Agreement regarding change of control arrangements dated as of December 26, 2000, between Homeland and Wayne
                  S. Peterson.

      10aq* Letter Agreement regarding change of control arrangements dated as of December 26, 2000, between Homeland and John
                  C. Rocker.

      21*         Subsidiaries.

      23*         Consent of Independent Accountants.

      27*         Financial Data Schedule.



 *  Filed herewith
(1) Management contract or compensatory plan.