Form 10-Q
period 2001-03-24
HOMELAND HOLDING CORP
filed 2001-05-08
CIK 835582

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
            Quarterly Report Under Section 13 or 15 (d) of the Securities
    X       Exchange Act of 1934
            For the quarterly period ended March 24, 2001

                                    OR

            Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
            For the transition period from __________ to __________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
No ____

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by
a court. Yes   X     No ___

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 3, 2001:

            Homeland Holding Corporation Common Stock: 4,925,871 shares





                        HOMELAND HOLDING CORPORATION

                                FORM 10-Q

                   FOR THE 12 WEEKS ENDED MARCH 24, 2001


                                 INDEX

                                                                      Page

PART I	   FINANCIAL INFORMATION

ITEM 1.    Financial Statements	                                        1

           Consolidated Balance Sheets
             March 24, 2001, and December 30, 2000                      1

           Consolidated Statements of Operations
             and Comprehensive Income
             Twelve Weeks ended March 24, 2001, and
                 March 25, 2000                                         3

           Consolidated Statements of Cash Flows
             Twelve Weeks ended March 24, 2001, and
                 March 25, 2000                                         4

           Notes to Consolidated Financial Statements                   6

ITEM 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8

PART II	   OTHER INFORMATION

ITEM 3.	   Exhibits and Reports on Form 8-K                            16












                                         i



PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share amounts)


                                     ASSETS


                                            (Unaudited)
                                              March 24,     December 30,
                                               2001            2000

Current assets:
  Cash and cash equivalents                $     6,841      $    10,198
  Receivables, net of allowance
  for uncollectible accounts of
  $318 and $331                                  9,756           14,079
Inventories                                     50,319           54,707
Prepaid expenses and other
current assets                                   2,106            1,610

Total current assets	                        69,022           80,594

Property, plant and equipment:
Land and land improvements                       8,797            8,797
Buildings                                       21,694           21,691
Fixtures and equipment                          43,468           43,305
Leasehold improvements                          21,238           21,202
Software                                         7,775            7,760
Leased assets under capital leases               9,892            9,886
Construction in progress                           226              165

                                               113,090          112,806
Less, accumulated depreciation
  and amortization                              43,532           41,036

Net property, plant and equipment               69,558           71,770

Other assets and deferred charges               27,602           27,394

Total assets                               $   166,182      $   179,758

                                                              Continued





                      The accompanying notes are an integral part
                       of these consolidated financial statements.


                     HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEET, Continued

                  (In thousands, except share and per share amounts)

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                           (Unaudited)
                                            March 24,     December 30,
                                              2001           2000

Current liabilities:
  Accounts payable - trade                $    21,098    $   28,869
  Salaries and wages                            1,916         2,107
  Taxes                                         3,250         3,606
  Accrued interest payable                      1,111         2,819
  Other current liabilities                     6,330         7,013
  Current portion of long-term debt             3,860         3,860
  Current portion of obligations
    under capital leases                          564           564

     Total current liabilities                 38,129        48,838

  Long-term obligations:
  Long-term debt                              102,719       104,592
  Obligations under capital leases              1,861         1,996
  Other noncurrent liabilities                  2,254         3,235

     Total long-term obligations              106,834       109,823

Stockholders' equity:
  Common stock $0.01 par value,
    authorized - 7,500,000 shares,
    issued 4,925,871 shares at
    March 24, 2001, and December
    30, 2000, respectively                         49            49
  Additional paid-in capital                   56,274        56,274
  Accumulated deficit                         (34,416)      (34,538)
  Accumulated other comprehensive
    income                                       (688)         (688)

Total stockholders' equity                     21,219        21,097

Total liabilities and stockholders'
  equity                                  $   166,182   $   179,758





                     The accompanying notes are an integral part of these consolidated financial statements


                    HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF OPERATIONS
                           AND COMPREHENSIVE INCOME

                 (In thousands, except share and per share amounts)
                                  (Unaudited




                                            12 weeks         12 weeks
                                              ended            ended
                                            March 24,        March 25,
                                              2001             2000


Sales, net                                $  125,533       $  136,607

Cost of sales                                 94,686          104,599

  Gross profit                                30,847           32,008

Selling and administrative expenses           28,326           29,197

  Operating profit                             2,521            2,811

Gain on disposal of assets                         1               27
Interest income                                  202              172
Interest expense                              (2,602)          (2,342)

Income before income taxes                       122              668

Income tax provision                               -             (254)

  Net income                              $      122       $      414

Other comprehensive income                         -                -

Comprehensive income                      $      122       $      414

Net income (loss) per share:
  Basic                                   $     0.02       $     0.08
  Diluted                                 $     0.02       $     0.08

Weighted average shares outstanding:
  Basic                                    4,925,871        4,919,357
  Diluted                                  4,925,871        4,962,174





                   The accompanying notes are an integral part of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

              (In thousands, except share and per share amounts)
                                 (Unaudited)


                                                    12 weeks         12 weeks
                                                      ended            ended
                                                     March 24,        March 25,
                                                      2001             2000

Cash flows from operating activities:
  Net income (loss)                                $     122        $     414
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                    2,486            2,521
      Amortization of beneficial
        interest in operating leases                      28               28
      Amortization of goodwill                           175              126
      Amortization of financing costs                     16               13
      Gain on disposal of assets                          (1)             (27)
      Deferred income taxes                                -              224
      Change in assets and liabilities:
      Decrease in receivables                          4,323            4,998
      Decrease in inventories                          4,388              200
      Increase in prepaid expenses
        and other current assets                        (496)            (720)
      Increase in other assets and
        deferred charges                                (528)             (42)
      Decrease in accounts payable -
        trade                                         (7,771)          (3,128)
      Decrease in salaries and wages                    (191)          (1,449)
      Increase (decrease) in taxes                      (356)             188
      Decrease in accrued interest
        payable                                       (1,708)          (1,540)
      Increase (decrease) in other
        current liabilities                             (683)              25
      Decrease in other noncurrent
        liabilities                                     (969)            (470)

    Total adjustments                                 (1,287)             947

    Net cash provided by (used in)
      operating activities                            (1,165)           1,361
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

                      HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS, continued

                   (In thousands, except share and per share amounts)
                                       (Unaudited)


                                                    12 weeks         12 weeks
                                                      ended            ended
                                                     March 24,        March 25,
                                                      2001             2000

Cash flows used in investing activities:
    Capital expenditures                                (188)            (999)
    Store acquisition                                      -             (145)
    Cash received from sale of assets                      4              426

      Net cash used in investing
      Activities                                        (184)            (718)

Cash flows from financing activities:
    Payments under term loan                            (595)            (412)
    Borrowings under revolving credit loans           30,047           45,080
    Payments under revolving credit loans            (31,006)         (44,094)
    Payment on tax notes                                 (13)             (12)
    Principal payments under notes payable              (306)          (3,058)
    Principal payments under capital lease
      obligations                                       (135)            (138)

      Net cash used in financing
      activities                                      (2,008)          (2,634)

Net decrease in cash and cash equivalents             (3,357)          (1,991)

Cash and cash equivalents at beginning
  of period                                           10,198           10,237
Cash and cash equivalents at end
  of period                                        $   6,841        $   8,246


Supplemental information:
  Cash paid during the period
    for interest                                   $   3,973        $   3,676

  Cash paid during the period for
    income taxes                                   $       -        $      30

Supplemental schedule of noncash investing
  and financing activities:
    Debt assumed in acquisition of stores          $       -        $   6,162





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

           These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period ended December 30, 2000, and the notes thereto.

2.     Accounting Policies:

           The significant accounting policies of the Company are summarized in the consolidated financial statements of the Company for the 52 weeks ended December 30, 2000, and the notes thereto.

3.     January 2001 Store Closings:

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

4.     Business Conditions and Liquidity

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

           Effective April 24, 2001, the Company entered into an amendment to the Loan Agreement which, among other things, amends the financial covenants pertaining to minimum availability, EBITDA, funded debt to EBITDA ratio, and capital expenditures. In addition to the covenant changes, the Loan Agreement was amended to increase the applicable interest rates by 25 basis points and limit the use of London Interbank Offered rates. The Company does not expect the increase in rates will have a material impact on its ability to meet its cash flow projections or financial covenants. Based on its current projections, management believes that the Company will be able to meet the revised covenants set forth in the Loan Agreement, as amended, for the foreseeable future and, that to the extent the Company is unable to meet these revised covenants, to obtain waivers from the agent and the lenders. Management continues to monitor compliance with the revised covenants, particularly the minimum availability covenant. There can be no assurances the Company will be able to satisfy the revised covenants or to obtain such waivers. However, since the amendment to the financial covenants is applicable only through 2001 and since the Loan Agreement matures on August 2, 2002, the Company intends to refinance its existing Loan Agreement indebtedness during 2001. There can be no assurance that the Company will be able to successfully refinance its existing indebtedness on terms that are acceptable to it.

           The Company believes that cash on hand, net cash flow from operations, proceeds from certain expected asset sales and borrowings under the Revolving Facility will be sufficient to fund its cash requirements through fiscal year 2001, which will consist primarily of payment of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. However, there can be no assurance that the asset sales will be consummated as planned. The Company's future operating performance and ability to service or refinance its current indebtedness, as well as its liquidity, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

           General

           The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales for the periods indicated:

                                                    March 24,         March 25,
                                                      2001              2000

       Net Sales                                     100.0%            100.0%
       Cost of sales                                  75.4              76.6
          Gross Profit                                24.6              23.4
       Selling and administrative expenses            22.6              21.4
       Operating profit                                2.0               2.0
       Interest income                                 0.2               0.2
       Interest expense                               (2.1)             (1.7)
       Income before income taxes                      0.1               0.5
       Income tax provision                              -              (0.2)

          Net income                                   0.1               0.3

Results of Operations.

           Comparison of the Twelve Weeks Ended March 24, 2001 with the Twelve Weeks Ended March 25, 2000

           Net sales decreased $11.1 million, or 8.1%, from $136.6 million for the twelve weeks ended March 25, 2000, to $125.5 million for the twelve weeks ended March 24, 2001. The decrease in sales is attributable to a 7.8% decline in comparable store sales and the closing of seven stores in January 2001, partially offset by the sales of stores acquired in February 2000 and the stores acquired in April 2000. The decrease in comparable store sales is the result of fiscal year 2000 competitive openings which have yet to anniversary, increased sales in 2000 due to the Company's own promotional activities associated with the grand opening of its acquired stores, fiscal year 2001 new competitive openings, and increased promotional activity this year by existing competitors.

           During the twelve weeks ended March 24, 2001, there were two new competitive openings within the Company's markets including: one Wal-Mart Neighborhood Market in Oklahoma City and one independent in rural Oklahoma. Based on information publicly available, the Company expects that, during the remainder of 2001, Wal-Mart will open 2 Supercenters and three Neighborhood Markets; Albertsons will open one store; and regional chains and independents will open two additional stores.

           Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on comparable store sales and net sales. Management believes that comparable store sales will decline approximately 8.0%, during the second quarter of 2001. In response to this highly competitive environment, the Company intends to utilize its merchandising strategy to emphasize a competitive pricing structure, as well as leadership in quality products and services, selection and convenient store locations. The in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its Homeland Savings Card, a customer loyalty card program, which allows customers with the card the opportunity to purchase over 2,000 items at a reduced cost each week. Additionally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets. Finally, the Company intends to upgrade its stores by focusing its discretionary capital expenditures on projects that will improve the overall appeal of its stores to targeted customers.

           Gross profit as a percentage of sales increased 1.2% from 23.4% for the twelve weeks ended March 25, 2000, to 24.6% for the twelve weeks ended March 24, 2001. The increase in gross profit margin reflects a reduced level of promotional spending versus the prior year as the prior year included more competitive openings and the grand opening of the Company's acquired stores. Additionally, the seven stores closed in January had gross margin rate performance which in the aggregate was below the total Company average.

           Selling and administrative expenses as a percentage of sales increased 1.2% from 21.4% for the twelve weeks ended March 25, 2000, to 22.6% for the twelve weeks ended March 24, 2001. The increase in operating expense ratio is attributable to increased occupancy costs, as a result of higher utility costs and increased rent expense attributable to the acquired stores, and increased labor and employee benefit costs, partially offset by a reduction in advertising expenditures and the absence of start-up expenses of stores acquired in 2000. Additionally, the seven stores closed in January had expense ratio performance which in the aggregate was above the total company average. The Company continues to review the alternatives to reduce selling and administrative expenses and cost of sales.

           Operating profit decreased $0.3 million from $2.8 million for the twelve weeks ended March 25, 2000, to $2.5 million for the twelve weeks ended March 24, 2001. The decrease primarily reflects the decline in sales and the corresponding decrease in gross profit dollars partially offset by a decrease in selling and administrative expenses.

           Interest expense, net of interest income, increased $0.2 million from $2.2 million for the twelve weeks ended March 25, 2000, to $2.4 million for the twelve weeks ended March 24, 2001. The increase reflects additional interest expense attributable to the acquired stores and increased borrowings under the Loan Agreement, partially offset by a decrease in variable interest rates and additional interest income from the interest bearing certificates of AWG. During the remainder of 2001, the Company anticipates that interest expense will increase due to increased debt and increased interest rates under the Loan Agreement. See "Liquidity and Capital Resources."


           Based upon its estimated annual tax rate, the Company did not record income tax expense or benefit for the twelve weeks ended March 24, 2001. In accordance with SOP 90-7, the tax benefit realized from utilizing pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. Additionally, upon the completion of the amortization of reorganization value in excess of amounts allocable to identifiable assets, the tax benefit realized from utilizing pre-reorganization net operating loss carryforwards is recorded as a reduction of other intangibles existing at the reorganization date until reduced to zero and then as an increase to stockholder's equity. At December 30, 2000, the Company had a tax net operating loss carryforward of approximately $32.5 million, which may be utilized to offset future taxable income to the limited amount of $11.4 million in 2001 and $3.3 million per year thereafter. Due to the uncertainty of realizing future tax benefits, a full valuation allowance was deemed necessary to offset entirely the net deferred tax assets as of December 30, 2000.

           Net income decreased $0.3 million from net income of $0.4 million, or net income per diluted share of $0.08, for the twelve weeks ended March 25, 2000 to net income of $0.1 million, or net income per diluted share of $0.02, for the twelve weeks ended March 24, 2001.

           EBITDA (as defined hereinafter) decreased $0.3 million from $5.5 million, or 4.0% of sales, for the twelve weeks ended March 25, 2000 to $5.2 million, or 4.2% of sales for the twelve weeks ended March 24, 2001. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

Liquidity and Capital Resources

           Debt. The primary sources of liquidity for the Company's operations have been borrowings under credit facilities and internally generated funds.

           On December 17, 1998, the Company entered into a Loan Agreement with National Bank of Canada ("NBC"), as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Whitehall Business Credit, Inc., under which these lenders provide a working capital and letter of credit facility ("Revolving Facility") a term loan ("Term Loan") and an acquisition term loan ("Acquisition Term Loan") through August 2, 2002.

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


           The Term Loan, which had an outstanding balance as of March 24, 2001, of $8.2 million, represents the remaining balance of $5.0 borrowed under the prior loan agreement to finance costs and expenses associated with the consummation of the restructuring of the Company under its bankruptcy reorganization proceedings in August, 1996, plus $5.0 million borrowed in connection with the termination of the Acquisition Term Loan, permitting a corresponding reduction in the Revolving Facility, in April 2000. The Company is required to make quarterly principal paydowns of approximately $0.6 million.

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

           As of August 2, 1996, the Company entered into an Indenture with Fleet National Bank (predecessor to State Bank and Trust Company), as trustee, under which the Company issued $60.0 million of 10% Senior Subordinated Notes due 2003 ("Notes"). The Notes, which are unsecured, will mature on August 1, 2003. Interest on the Notes accrues at the rate of 10% per annum and is payable on February 1 and August 1 of each year.

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

                                         12 weeks         12 weeks
                                           ended            ended
                                         March 24,        March 25,
                                           2001             2000

Income before income taxes              $     122        $     668

Interest income                              (202)            (172)

Interest expense                            2,602            2,342

Gain on disposal of assets                     (1)             (27)

Depreciation and amortization               2,689            2,675

EBITDA                                  $   5,210        $   5,486


As a percentage of sales                     4.15%            4.02%

As a multiple of interest
expense, net of interest
income                                       2.17x            2.53x

           Net cash provided by operating activities decreased $2.5 million, from net cash provided of $1.4 million for the twelve weeks ended March 25, 2000 to net cash used of $1.1 million for the twelve weeks ended March 24, 2001. The decrease versus the prior year principally reflects unfavorable decreases in trade payables and accounts receivable partially offset by a favorable decrease in inventory.

           Net cash used in investing activities decreased $0.5 million, from $0.7 million for the twelve weeks ended March 25, 2000 to $0.2 million for the twelve weeks ended March 24, 2001. Capital expenditures decreased $0.8 million from $1.0 million for the twelve weeks ended March 25, 2000 to $0.2 million for the twelve weeks ended March 24, 2001.

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

           In April 2000, the Company completed its acquisition of three
Baker's Supermarkets. The purchase price was approximately $4.2 million, which represents $2.4 million for fixtures and equipment, leasehold improvements, and a non-compete agreement, $1.6 million for inventory, and approximately $0.2 million in transaction costs. In conjunction with the transaction, the Company also recorded $1.6 million of identified intangibles and $1.6 million in liabilities related to an unfavorable contract. The unfavorable contract represents a five-year minimum purchase commitment and is expected to result in payments of $405, $864 and $321 in 2001, 2002 and 2003, respectively. The related intangible asset is amortized on a straight-line basis over the life of the contract. The Company will sublease the three stores. On September 15, 2000, the Company subsequently leased a fourth location upon the completion of its construction. Concurrent with the opening of the acquired store, the Company closed an existing store resulting in a charge to operations of approximately $0.3 million, which included future rent payments, other holding costs, and the write-off of property, plant and equipment. Payments of rent and other holding costs are expected to continue through 2001. The Company financed this acquisition principally through increased borrowings under its working capital facility.

           As of March 24, 2001, the Company had an outstanding balance on these assumed obligations to AWG of $10.0 million. The loans have a seven year term with principal and interest payments scheduled each week, and have a variable interest rate equal to the prime rate plus 100 basis points. Under the various agreements with respect to these acquisitions, the individual markets where the stores are located are subject to non-compete, supply and right-of-first-refusal agreements with AWG. In addition to the other customary terms associated with a right-of-first refusal agreement, the right-of-first refusal agreement provides for the repurchase by AWG of the stores based upon the occurrence of certain exercise events. The exercise events include, among other events, a change in control of Homeland and a transfer of more than 20% of the ownership interest of Holding or Homeland.

           Net cash used in financing activities decreased $0.6 million, from $2.6 million for the twelve weeks ended March 25, 2000 to $2.0 million for the twelve weeks ended March 24, 2001. The decrease primarily reflects lower principal payments of the obligations thus far during 2001.

           The Company considers its capital expenditure program a strategic part of the overall plan to support its market competitiveness. Cash capital expenditures for 2001 are expected to be at approximately $2.0 million. The Loan Agreement limits the Company's capital expenditures for 2001 to $5.0 million. The estimated 2001 capital expenditures of $2.0 is expected to be invested primarily in the on-going maintenance and modernization of certain stores and does not include provisions for acquisitions. The funds for the capital expenditures are expected to be provided by internally-generated cash flows from operations and borrowings under the Loan Agreement. As of March 24, 2001, the Company had under its Revolving Facility $28.3 million of borrowings, $30,000 letter of credit outstanding and $7.6 million of availability, which includes $3.0 million of the Overadvance Facility.

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

           Effective April 24, 2001, the Company entered into an amendment to the Loan Agreement which, among other things, amends the financial covenants pertaining to minimum availability, EBITDA, funded debt to EBITDA ratio, and capital expenditures. In addition to the covenant changes, the Loan Agreement was amended to increase the applicable interest rates by 25 basis points and limit the use of London Interbank Offered rates. The Company does not expect the increase in rates will have a material impact on its ability to meet its cash flow projections or financial covenants. Based on its current projections, management believes that the Company will be able to meet the revised covenants set forth in the Loan Agreement, as amended, for the foreseeable future and, that to the extent the Company is unable to meet these revised covenants, to obtain waivers from the agent and the lenders. Management continues to monitor compliance with the revised covenants, particularly the minimum availability covenant. There can be no assurances the Company will be able to satisfy the revised covenants or to obtain such waivers. However, since the amendment to the financial covenants is applicable only through 2001 and since the Loan Agreement matures on August 2, 2002, the Company intends to refinance its existing Loan Agreement indebtedness during 2001. There can be no assurance that the Company will be able to successfully refinance its existing indebtedness on terms that are acceptable to it.

           The Company believes that cash on hand, net cash flow from operations, proceeds from certain expected asset sales and borrowings under the Revolving Facility will be sufficient to fund its cash requirements through fiscal year 2001, which will consist primarily of payment of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. However, there can be no assurance that the asset sales will be consummated as planned. The Company's future operating performance and ability to service or refinance its current indebtedness, as well as its liquidity, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

          (a) Exhibits: The following exhibits are filed as part of this report:

                  Exhibit No.        Description

                  10ar* Eighth Amendment to Loan Agreement dated as of March 23, 2001, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

                  10as* Ninth Amendment to Loan Agreement dated as of April 24, 2001, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc., and National Bank of Canada, Homeland and Holding.

                  11e             Computation of Diluted Earnings Per Share.



          (b) Report on Form 8-K: The Company did not file any Form 8-K during the quarter ended March 24, 2001.













                                      SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HOMELAND HOLDING CORPORATION


Date: May 7, 2001                        By:      /s/   David B. Clark
                                              David B. Clark, President, Chief
                                              Executive Officer, and Director
                                              (Principal Executive Officer)


Date: May 7, 2001                        By:      /s/    Wayne S. Peterson
                                              Wayne S. Peterson, Senior Vice
                                              President/Finance, Chief Financial
                                              Officer and Secretary
                                              (Principal Financial Officer)