Form 10-Q
period 2001-06-16
HOMELAND HOLDING CORP
filed 2001-08-06
CIK 835582

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


Mark One
          Quarterly Report Under Section 13 or 15 (d) of the Securities
   X      Exchange Act of 1934
          For the quarterly period ended June 16, 2001

                                     OR

          Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
          For the transition period from_________ to ___________

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

       Indicate the number of shares outstanding of each registrant's classes of common stock as of August 3, 2001:

           Homeland Holding Corporation Common Stock: 4,925,871 shares





                       HOMELAND HOLDING CORPORATION

                               FORM 10-Q

                 FOR THE TWELVE WEEKS ENDED JUNE 16, 2001


                                 INDEX

                                                                    Page

PART 1      FINANCIAL INFORMATION

ITEM 1.     Financial Statements...................................   1

            Consolidated Balance Sheets
             June 16, 2001, and December 30, 2000..................   1

            Consolidated Statements of Operations
             and Comprehensive Income
             Twelve Weeks and Twenty-four Weeks ended
             June 16, 2001, and June 17, 2000......................   3

            Consolidated Statements of Cash Flows
             Twelve Weeks and Twenty-four Weeks ended
             June 16, 2001, and June 17, 2000......................   4

            Notes to Consolidated Financial Statements.............   6

ITEM 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................   6

PART II     OTHER INFORMATION

ITEM 3.     Submission of Matters to a Vote of Security Holders....  13

ITEM 4.     Exhibits and Reports on Form 8-K.......................  13






                                      i



PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

             (In thousands, except share and per share amounts)


                                   ASSETS

                                     (Unaudited)
                                         June 16,           December 30,
2001   2000
Current assets
  Cash and cash equivalents           $   7,742              $  10,198
  Receivables, net of allowance
    for uncollectible accounts of
    $273 and $331                         9,980                 14,079

  Inventories                            50,123                 54,707
  Prepaid expenses and other
    current assets                        1,169                  1,610



    Total current assets                 69,014                 80,594


Property, plant and equipment:
  Land and land improvements              8,797                  8,797
  Buildings                              21,716                 21,691
  Fixtures and equipment                 43,519                 43,305
  Leasehold improvements                 20,654                 21,202
  Software                                7,574                  7,760
  Leased assets under capital leases      9,402                  9,886
  Construction in progress                  337                    165

                                        111,999                112,806


  Less, accumulated depreciation
    and amortization                     44,382                 41,036


  Net property, plant and equipment      67,617                 71,770


  Other assets and deferred charges      26,179                 27,394


    Total assets                        162,810                179,758


                 The accompanying notes are an integral part of these consolidated financial statements.

                HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS, Continued

              (In thousands, except share and per share amounts)

                    LIABILITIES AND STOCKHOLDERS' EQUITY



                                        (Unaudited)
                                         June 16,            December 30,
                                           2001                 2000

Current liabilities:
  Accounts payable-trade               $   18,653           $   28,869
  Salaries and wages                        1,864                2,107
  Taxes                                     4,632                3,606
  Accrued interest payable                  2,677                2,819
  Other current liabilities                 6,494                7,013
  Long-Term obligations in default
    classified as current                 105,775                    -
  Current portion of long-term debt             -                3,860
  Current portion of obligations
    under capital leases                      564                  564


    Total current liabilities             140,659               48,838


Long-term obligations:
  Long-Term debt                                -              104,592
  Obligations under capital leases          1,723                1,996
  Other noncurrent liabilities              2,077                3,235

    Total long-term obligations             3,800              109,823


Stockholders' equity:
  Common stock $0.01 par value,
    authorized - 7,500,000 shares
    issued 4,925,871 shares
    at June 16, 2001, and
    December 30, 2000, respectively            49                   49
  Additional paid-in capital               56,274               56,274
  Accumulated deficit                     (37,284)             (34,538)
  Accumulated other comprehensive
    income                                   (688)                (688)


    Total stockholders' equity             18,351               21,097

    Total liabilities and
     stockholders' equity              $  162,810           $  179,758


                 The accompanying notes are an integral part
                  of these consolidated financial statements.

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE INCOME

              (In thousands, except share and per share amounts)
                                    (Unaudited)


                                      12 weeks ended         24 weeks ended
                                  June 16,    June 17,    June 16,    June 17,
                                    2001        2000        2001        2000

Sales, net                      $ 123,409   $ 142,620   $ 248,942   $ 279,227

Cost of sales                      93,617     109,672     188,303     214,271

  Gross profit                     20,792      32,948      60,639      64,956

Selling and administrative
  expenses                         28,719      30,556      57,045      59,753

Asset impairment                    1,702           -       1,702           -

  Operating profit                   (629)      2,392       1,892       5,203

Loss on disposal of assets            (15)        (56)        (14)        (29)
Interest income                       197         172         399         344
Interest expense                   (2,421)     (2,455)     (5,023)     (4,797)

Income (loss) before income taxes  (2,868)         53      (2,746)        721

Income tax provision                    -         (20)          -        (274)

  Net income (loss)             $  (2,868)   $     33    $ (2,746)   $    447


Net income (loss) per share:
  Basic                         $   (0.58)   $   0.01    $  (0.56)   $   0.09
  Diluted                       $   (0.58)   $   0.01    $  (0.56)   $   0.09

Weighted average shares
  outstanding:
  Basic                          4,925,871  4,922,163   4,925,871   4,920,760
  Diluted                        4,925,871  4,964,288   4,925,871   4,963,231




                 The accompanying notes are an integral part of these consolidated financial statements:

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                (In thousands, except share and per share amounts)

                                  (Unaudited)



                                       12 weeks ended        24 weeks ended
                                     June 16,    June 17,  June 16,    June 17,
                                       2001        2000      2001        2000

Cash flows from operating activities:
  Net income (loss)                  $ (2,868)  $     33   $ (2,746)   $    447
  Adjustments to reconcile net loss to
  net cash from operating activities:
    Depreciation and amortization       2,462      2,547      4,948       5,068

    Amortization of beneficial
     interest in operating leases          27         28         55          56
    Amortization of goodwill              146        192        321         318
    Amortization of financing costs        39         14         55          27
    Loss on disposal of assets             15         56         14          29
    Asset impairment                    1,702          -      1,702           -
    Deferred income taxes                   -        (10)         -         214
    Change in assets and liabilities:
      (Increase)decrease in receivables  (224)      (375)     4,099       4,623
      Decrease in inventories             196        837      4,584       1,037
      (Increase) decrease in prepaid
       expenses and other current assets  937        987        441         267
      Increase in other assets
       and deferred charges              (575)    (1,096)    (1,103)     (1,138)
      Increase (decrease) in accounts
       payable - trade                 (2,445)    (2,684)   (10,216)     (5,812)
      Increase (decrease)in salaries
       and wages                          (52)       339       (243)     (1,110)
      Increase in taxes                 1,382        676      1,026         864
      Increase (decrease) in accrued
       interest payable                 1,566      1,369       (142)       (171)
      Increase (decrease) in other
       current liabilities                164        617       (519)        642
      Decrease in other noncurrent
       liabilities                       (183)      (278)    (1,152)       (748)

         Total adjustments              5,157      3,219      3,870       4,166

         Net cash provided by
         operating activities           2,289      3,252      1,124       4,613


                        The accompanying notes are an integral part of these consolidated financial statements.

                   HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CASH FLOWS, continued

                (In thousands, except share and per share amounts)

                                 (Unauditied)



                                       12 weeks ended         24 weeks ended
                                     June 16,    June 17,   June 16,    June 17,
                                       2001        2000       2001        2000

Cash flows from investing activities:
  Capital expenditures                  (464)       (564)      (652)     (1,563)
  Store acquisitions                       -      (3,518)         -      (3,663)
  Cash received from sale of assets       18          47         22         473

    Net cash used in investing
    activities                          (446)     (4,035)      (630)     (4,753)


Cash flows from financing activities:
  Borrowings under term loan               -       5,000          -       5,000
  Payments under term loan              (595)       (417)     (1,190)      (829)
  Borrowings under revolving
   credit loans                       20,809      32,836      50,856     77,916
  Payments under revolving
   credit loans                      (20,680)    (33,787)    (51,686)   (77,881)
  Payment on tax notes                   (13)        (12)        (26)       (24)
  Principal payments under
   notes payable                        (325)       (534)       (631)    (3,592)
  Principal payments under
   capital lease obligations            (138)       (109)       (273)      (247)

    Net cash provided by (used in)
      financing activities              (942)      2,977      (2,950)       343

Net increase (decrease) in cash and
  cash equivalents                       901       2,194      (2,456)       203

Cash and cash equivalents at beginning
  of period                            6,841       8,246      10,198     10,237

Cash and cash equivalents at end
  of period                         $  7,742    $ 10,440    $  7,742   $ 10,440


Supplemental information:
  Cash paid during the period
   for interest                     $    574    $    979    $  4,547   $  4,655

  Cash paid during the period
   for income taxes                 $      -    $      -    $      -   $     30

Supplemental schedule of noncash
 investing and financing activities:
  Debt assumed in acquisition of
  stores                            $      -    $      -    $      -   $  6,162



                   The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  Basis of Preparation of Consolidated Financial Statements:

       The accompanying unaudited interim consolidated financial statements of Homeland Holding Corporation ("Holding"), through its wholly-owned subsidiary, Homeland Stores, Inc. ("Homeland"), and Homeland's wholly-owned subsidiary, JCH Beverage, Inc. ("JCH") and JCH's wholly-owned subsidiary, SLB Marketing, Inc., (collectively referred to herein as the "Company"), reflect all adjustments, which consist only of normal and recurring adjustments, which are in the opinion of management, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented.

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

3.  Subsequent Events

       On August 1, 2001, Holding and Homeland filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code"), with the United States Bankruptcy Court for the Western District of Oklahoma ("Bankruptcy Court"). The cases filed by Holding and Homeland are In re Homeland Holding Corporation, Debtor, Case No. 01-17869TS, and In re Homeland Stores, Inc. Debtor, Case No. 01-17870TS. respectively. Holding and Homeland continues in possession of their properties and the management of their businesses as debtors-in-possessions pursuant to Section 1107 and
    Section 1108 of the Bankruptcy Code. Holding and Homeland continues to be managed by their respective directors and officers, subject in each case to the supervision of the Bankruptcy Court.

       Under the Indenture dated as of August 2, 1996 ("Indenture"), Homeland was required to make an interest payment on its 10% Senior Subordinated Notes Due 2003 ("Notes") of $3.0 million on August 1, 2001. Homeland failed to make the required interest payment on August 1, 2001, which constitutes a default under the Indenture. As a result of the default under the Indenture and the subsequent cross-defaults under the Loan Agreement (as defined hereinafter) and other obligations, the corresponding balances have been classified as current liabilities. Additionally, the Company has recorded an asset impairment charge of $1.7 million related to the portion of goodwill which the Company believes will not be recoverable.



        Finally, on August 3, 2001, the Company's union employees, primarily represented by the United Food and Commercial Workers of North America, ratified a new three-year contract.


Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         General

               The table below sets forth selected items from the Company's consolidated income statements as a percentage of net sales for the periods indicated:

                                     12 weeks ended        24 weeks ended
                                   June 16   June 17,    June 16,   June 17,
                                     2001      2000        2001       2000

         Net Sales                  100.0%    100.0%      100.0%     100.0%
         Cost of sales               75.9      76.9        75.6       76.7
          Gross Profit               24.1      23.1        24.4       23.3
         Selling and administrative
          expenses                   23.3      21.4        22.9       21.4
         Asset Impairment             1.3         -         0.7          -
         Operating profit (loss)     (0.5)      1.7         0.8        1.9
         Interest income              0.2       0.1         0.1        0.1
         Interest expense            (2.0)     (1.7)       (2.0)      (1.7)
         Income (loss) before
          income taxes               (2.3)      0.1        (1.1)       0.3
         Income tax provision           -         -           -       (0.1)

           Net income (loss)         (2.3)      0.1        (1.1)       0.2


Results of Operations.

         Comparison of the Twelve Weeks Ended June 16, 2001 with the Twelve Weeks Ended June 17, 2000

         Net sales decreased $19.2 million, or 13.5%, from $142.6 million for the twelve weeks ended June 17, 2000, to $123.4 million for the twelve weeks ended June 16, 2001. The decrease in sales is attributable to an 8.4% decline in comparable store sales and the closing of seven stores in January 2001. The decrease in comparable store sales is the result of fiscal year 2000 competitive openings which have yet to reach their first anniversary, increased sales in 2000 due to the Company's own promotional activities associated with the grand opening of its acquired stores, fiscal year 2001 new competitive openings, and increased promotional activity this year by existing competitors.

         During the 24 weeks ended June 16, 2001, there were six new competitive openings within the Company's markets including: one Wal-Mart Supercenter and one Wal-Mart Neighborhood Market in Oklahoma City, one Wal-Mart Neighborhood Market and one independent store in Tulsa, and two independent stores in rural Oklahoma. Based on information publicly available, the Company expects that, during the remainder of 2001, Wal-Mart will open two Neighborhood Markets; Albertsons will open one store; and regional chains and independents will open one additional store.

         Based in part on the anticipated impact and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on comparable store sales and net sales. Additionally, sales could be impacted by the potential disruption of the bankruptcy filing (See "Liquidity and Capital Resources").
As a result of these pressures on sales, management believes that comparable store sales will decline approximately 10.0% during the third quarter of 2001. In response to this highly competitive environment, the Company intends to utilize its merchandising strategy to emphasize a competitive pricing structure, as well as leadership in quality products and services, selection and convenient store locations. The in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its Homeland Savings Card, a customer loyalty card program, which allows customers with the card the opportunity to purchase over 2000 items at a reduced cost each week. Additionally, the Company continues the use of market research in order to maintain a better understanding of customer behavior and trends in certain markets.

         Gross profit as a percentage of sales increased 1.0% from 23.1% for the twelve weeks ended June 17, 2000, to 24.1% for the twelve weeks ended June 16, 2001. The increase in gross profit margin reflects an increase in the AWG patronage rebate accrual, which was lower in 2000 as a result of the AWG strike, and a reduced level of promotional spending versus the prior year as the prior year included more competitive openings and the grand opening of the Company's acquired stores. Additionally, the seven stores closed in January had gross margin rate performace which in the aggregate was below the total Company average.

         Selling and administrative expenses as a percentage of sales increased 1.9% from 21.4% for the twelve weeks ended June 17, 2000, to 23.3% for the twelve weeks ended June 16, 2001. The increase in operating expense ratio is attributable to increase occupancy costs, as a result of higher utility costs and increased rent expense attributable to the acquired stores, partially offset by a reduction in advertising expenditures and the absence of start-up expenses of stores acquired in 2000. Additionally, during the twelve weeks ended June 17, 2000, the Company's expense ratio was lower as a result of reductions in the reserves for doubtful accounts and in general liability reserves. The Company continues to review the alternatives to reduce selling and administrative expenses and cost of sales.

         For the twelve weeks ended June 16, 2001, the Company has recorded an asset impairment charge of $1.7 million related to the portion of goodwill which the Company believes will not be recoverable.

         Operating profit decreased $3.0 million from $2.4 million for the twelve weeks ended June 17, 2000, to an operating loss of $0.6 million for the twelve weeks ended June 16, 2001. The decrease primarily reflects the asset impairment, the decline in sales and the corresponding decrease in gross profit dollars partially offset by a decrease in selling and administrative expense dollars.

         Interest expense, net of interest income, decreased $0.1 million from $2.3 million for the twelve weeks ended June 17, 2000, to $2.2 million for the twelve weeks ended June 16, 2001. The decrease reflects a reduction in variable interest rates and additional interest income from the interest bearing certificates of AWG, partially offset by additional interest expense attributable to the acquired stores and increased borrowings under the Loan Agreement. See "Liquidity and Capital Resources."

         Based upon its estimated annual tax rate, the Company did not record income tax expense or benefit for the twelve weeks ended June 16, 2001. In accordance with SOP 90-7, the tax benefit realized from utilizing pre-reorganization net operating loss carryforwards as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. Additionally, upon the completion of the amortization of reorganization value in excess of amounts allocable to identifiable assets, the tax benefit realized from utilizing pre-reorganization net operating loss carryforwards is recorded as a reduction of other intangibles existing at the reorganization date until reduced to zero and then as an increase to stockholder's equity. At December 30, 2000, the Company had a tax net operating loss carryforward of approximately $32.5 million, which may be utilized to offset future taxable income to the limited amount of $11.4 million in 2001 and $3.3 million per year thereafter. Due to the uncertainty of realizing future tax benefits, a full valuation allowance was deemed necessary to offset entirely the net deferred tax assets as of December 30, 2000.


         Net income decreased $2.9 million from net income of $33,000, or net income per diluted share of $0.01, for the twelve weeks ended June 17, 2000 to a net loss of $2.9 million, or a net loss per diluted share of $0.58, for the twelve weeks ended June 16, 2001.

         EBITDA (as defined hereinafter) decreased $1.5 million from $5.2 million, or 3.6% of sales, for the twelve weeks ended June 17, 2000 to $3.7 million, or 3.0% of sales for the twelve weeks ended June 16, 2001. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

Comparison of the 24 Weeks Ended June 16, 2001 with the 24 Weeks Ended June 17, 2000

         Net sales decreased $30.3 million, or 10.9%, from $279.2 million for the 24 weeks ended June 17, 2000, to $248.9 million for the 24 weeks ended June 16, 2001. The decrease in sales is attributable to a 8.1% decline in comparable store sales and the closing of seven stores in January 2001, partially offset by the sales of stores acquired in February 2000 and the stores acquired in April 2000. The decrease in comparable store sales is the result of fiscal year 2000 competitive openings which have yet to anniversary, increased sales in 2000 due to the Company's own promotional activities associated with the grand opening of its acquired stores, fiscal year 2001 new competitive openings, and increased promotional activity this year by existing competitors.

         Gross profit as a percentage of sales increased 1.1% from 23.3% for the 24 weeks ended June 17, 2000, to 24.4% for the 24 weeks ended June 16, 2001. The increase in gross profit margin reflects an increase in the AWG patronage rebate accrual, which was lower in 2000 as a result of the AWG strike, and a reduced level of promotional spending versus the prior year as the prior year included more competitive openings and the grand opening of the Company's acquired stores. Additionally, the seven stores closed in January had gross margin rate performance which in the aggregate was below the total Company average.

         Selling and administrative expenses as a percentage of sales increased 1.5% from 21.4% for the 24 weeks ended June 17, 2000, to 22.9% for the 24 weeks ended June 16, 2001. The increase in operating expense ratio is attributable to increased occupancy costs, as a result of higher utility costs and increased rent expense attributable to the acquired stores, and increased labor and employee benefit costs, partially offset by a reduction in advertising expenditures and the absence of start-up expenses of stores acquired in 2000. Additionally, during the 24 weeks ended June 17, 2000, the Company's expense ration was lower as a result of reductions in the reserves for doubtful accounts and in general liability reserves. Finally, the seven stores closed in January have expense ratio performance which in the aggregate was above the total company average.

         For the 24 weeks ended June 16, 2001, the Company has recorded an asset impairment charge of $1.7 million related to the portion of goodwill which the Company believes will not be recoverable.

         Operating profit decreased $3.3 million from $5.2 million for the 24 weeks ended June 17, 2000, to $1.9 million for the 24 weeks ended June 16, 2001. The decrease primarily reflects the asset impairment, the decline in sales and the corresponding decrease in gross profit dollars partially offset by a decrease in selling and administrative expense dollars.

         Interest expense, net of interest income, increased $0.1 million from $4.5 million for the 24 weeks ended June 17, 2000, to $4.6 million for the 24 weeks ended June 16, 2001. The increase reflects additional interest expense attributable to the acquired stores and increased borrowings under the Loan Agreement, partially offset by a decrease in variable interest rates and additonal interest income from the interest bearing certificates of AWG. See "Liquidity and Capital Resources."


         Net income decreased $3.2 million from net income of $0.4 million, or net income per diluted share of $0.09, for the 24 weeks ended June 17, 2000 to a net loss of $2.8 million, or a net loss per diluted share of $0.56, for the 24 weeks ended June 16, 2001.

         EBITDA decreased $1.7 million from $10.6 million, or 3.8% of sales, for the 24 weeks ended June 17, 2000 to $8.9 million, or 3.6% of sales for the 24 weeks ended June 16, 2001.

Liquidity and Capital Resources

         Debt. The primary sources of liquidity for the Company's operations have been borrowings under credit facilities and internally generated funds.

         On December 17, 1998, the Company entered into a Loan Agreement with National Bank of Canada ("NBC"), as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Whitehall Business Credit, Inc. under which these lenders provide a working capital and letter of credit facility ("Revolving Facility") a term loan ("Term Loan") and an acquisition term loan ("Acquisition Term Loan"), as amended by bridge documents, through August 18, 2001.

         The Loan Agreement, as amended, permits the Company to borrow under the Revolving Facility up to the lesser of (a) $33.0 million or (b) the applicable borrowing base. The Company, with the consent of lenders, can access an over-advance facility which allows the Company to borrow amounts above the borrowing base but not above the total Revolving Facility. Funds borrowed under the Revolving Facility are available for general corporate purposes of the Company.

         The Term Loan, which had an outstanding balance as of June 16, 2001, of $7.6 million, represents the remaining balance of $5.0 borrowed under the prior loan agreement to finance costs and expenses associated with the consummation of the restructuring of the Company under its bankruptcy reorganization proceedings in August, 1996, plus $5.0 million borrowed in connection with the termination of the Acquisition Term Loan, permitted a corresponding reduction in the Revolving Facility, in April 2000. The Company is required to make quarterly principal paydowns of approximately $0.6 million.

         The interest rate payable quarterly, or monthly if the borrowings are characterized as a London Interbank Offered Rate ("LIBOR") Loan, under the
Loan Agreement is based on the prime rate publicly announced by National Bank of Canada from time to time in New York, New York plus a percentage which varies based on a number of factors, including: (a) whether it is the Revolving Facility or the Term Loan; (b) the time period; and (c) whether the Company elects to use LIBOR. The Company's ability to elect LIBOR was suspended effective with the ninth amendment to the Loan Agreement.

         The obligations of the Company under the Loan Agreement are secured by liens on, and security interests in, substantially all of the assets of Homeland and are guaranteed by Holding, with a pledge of its Homeland stock to secure its obligation.

         The Loan Agreement includes certain customary restrictions on acquisitons, asset dispositions, capital expenditures, consolidations and mergers, distributions, indebtedness, liens and security interests and transactions with affiliates and payment of dividends. The Loan Agreement also requires the Company to comply with certain financial and other covenants.

         In addition, the Loan Agreement provides for acceleration of principal and interest payments in the event of certain material adverse changes, as determined by the lenders.

         As of August 2, 1996, the Company entered into an Indenture with Fleet National Bank (predeccessor to State Bank and Trust Company), as trustee, under which the Company issued $60.0 million of 10% Senior subordinated Notes due


2003 ("Notes"). The Notes, which are unsecured, will mature on August 1, 2003. Interest on the Notes accrues at the rate of 10% per annum and is payable on February 1 and August 1 of each year.

         The Indenture contains certain customary restrictions on acquisitions, asset sales, consolidations and mergers, distributions, indebtedness, transactions with affiliates and payment of dividends.

         On August 1, 2001, the Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") with the United States Bankruptcy Court for the Western District of Oklahoma ("Bankruptcy Court"). The cases filed by Holding and Homeland are IN re Homeland Holding Corporation, Debtor, Case No. 01-17869TS, and In re Homeland Stores, Inc. Debtor, Case No. 01-17870TS, respectively. The Company continues in possession of their properties and the management of their businesses as debtors-in-possessions pursuant to Section 1107 and Section 1108 of the Bankruptcy Code. The Company continues to be managed by their respective directors and officers, subject in each case to the supervision of the Bankruptcy Court.

         Under the Indenture, Homeland was required to make an interest payment on the Notes of $3.0 million on August 1, 2001. Homeland failed to make the required interest payment on August 1, 2001, which constitutes a default under the Indenture. As a result of the default under the Indenture and the subsequent cross-defaults under the Loan Agreement and other obligations, the corresponding balances have been classified as current liabilities.

         On August 1, 2001, the Bankruptcy Court approved the provision by the lenders led by NBC, as agent, of continued financing under the Loan Agreement and approved the provision by Associated Wholesale Grocers, Inc. ("AWG"), the primary supplier to the Company, of an advance of $3.1 million under a supply agreement between AWG and the Company. The financing provided by NBC and the other lenders was provided on substantially the same terms as NBC and the lenders provided financing prior to August 1, 2001, with two notable exceptions; the maturity date has been shortened to August 18, 2001, from August 2, 2002, and the minimum amount available under the Revolving Facility has been reduced to $33.0 million from $37.0 million. The advance provided by AWG bears interest at the prime rate plus 200 basis points per annum, has a maturity date of April 2002 and is secured by liens on, and security interests in, the equity of the Company in AWG, as well as the other assets which secured the pre-petition obligations of the Company to AWG.

         In connection with the reorganization proceedings, the Company has received a commitment letter from Fleet Retail Finance, Inc. ("Fleet") and Back Bay Capital Funding, L.L.C. ("Back Bay") and a commitment letter from AWG. Under the commitment letter provided by Fleet and Back Bay, Fleet and Back Bay would provide a debtor-in-possession revolving credit facility in a maximum principal amount of $35.0 million and, under the commitment letter from AWG, AWG would provide a term loan in a maximum amount of $20.0 million (including the $3.1 million which AWG previously advanced under the supply agreement). The financing provided by the commitment letters would be secured by liens on, or security interests in, all of the assets of the Company and would have a super-priority administrative status under the Bankruptcy Code.

         The commitment letters obtained by the Company contain customary conditions, including the approval by the Bankruptcy Court pursuant to Section 364 of the Bankruptcy Code. While the Company anticipates that such conditions will be satisfied, there can be no assurance that such conditions will be satisfied and, to the extent that such conditions are not satisfied, the financing contemplated by the commitment letters may not be available to the Company.

         During the second quarter of 2001, the Company began to experience increasing liquidity difficulties, particularly following the amendments to the Loan Agreement on which NBC and the other lenders insisted in the second quarter. While trade creditors generally continued to provide credit to the Company on customary credit terms during that quarter, some trade creditors had imposed tighter credit terms, further reducing the liquidity of the Company, and the Company believed that the Company would continue to experience further tightening of the credit terms available to the Company. Since the August 1, 2001 filing, the Company has been in negotiations with its critical vendors and has been encouraged by the support received relative to the return to normal trade terms. The Company believes that the availability of funds sufficient to permit the Company to pay its trade creditors in accordance with their customary credit terms is critical to the continued willingness of the trade creditors to supply the Company.

         Assuming the availability of the financing contemplated by the commitment letters, the Company believes that it will have substantially greater liquidity, enabling the Company to pay its trade creditors in accordance with their customary credit terms. If the financing contemplated by the commitment letters does not become available to the Company, the Company would continue to experience liquidity difficulties.

         Working Capital and Capital Expenditures. The Company's primary sources of capital have been borrowing availability under the Revolving Facility and cash flow from operations, to the extent available. The Company uses the available capital resources for working capital needs, capital expenditures and repayment of debt obligations.

         The Company's EBITDA (earnings before net interest expense, taxes, depreciation and amortization, store closing charges, asset impairment, and gain/loss on disposal of assets), as presented below, is the Company's measurement of internally-generated operating cash for working capital needs, capital expenditures and payment of debt obligations.


                                   12 weeks   12 weeks   24 weeks   24 weeks
                                     ended      ended      ended      ended
                                    June 16,   June 17,   June 16,   June 17,
                                     2001       2000       2001       2000

Income (loss) before income taxes  $ (2,868)  $     53   $ (2,746)  $    721

Asset impairment                      1,702          -      1,702          -

Interest income                        (197)      (172)      (399)      (344)

Interest expense                      2,421      2,455      5,023      4,797

Loss on disposal of assets               15         56         14         29

Depreciation and amortization         2,635      2,767      5,324      5,442

EBITDA                             $  3,708   $  5,159   $  8,918   $ 10,645

As a percentage of sales               3.01%      3.62%      3.58%      3.81%

As a multiple of interest expense,
  net of interest income               1.67x      2.26x      1.93x      2.39x



         Net cash provided by operating activities decreased $3.5 million, from $4.6 million for the 24 weeks ended June 17, 2000 to $1.1 million for the 24 weeks ended June 16, 2001. The decrease versus the prior year principally reflects unfavorable decreases in trade payables and other current liabilities, and the decline in EBITDA, partially offset by favorable decreases in inventory and accounts receivable. The decrease in trade payables is attributable to reduced trade credit by selected vendors, the decline in sales and the closing of the seven stores closed in January 2001. The reduction in inventory is primarily attributable to the seven stores closed in January 2001.

         Net cash used in investing activities decreased $5.4 million, from $4.8 million for the 24 weeks ended June 17, 2000 to $0.6 million for the 24 weeks ended June 16, 2001. Capital expenditures decreased $1.0 million from $1.6 million for the 24 weeks ended June 17, 2000 to $0.6 million for the 24 weeks ended June 16, 2001.

         In February 2000, the Company completed its acquisition of three stores from Belton Food Center, Inc. ("BFC") in Oklahoma City. The net purchase price, prior to the closed store reserve discussed below, was $0.2 million which represents $4.2 million for fixtures and equipment, and leasehold improvements, plus $2.0 million for inventory and $0.2 million for transaction costs, offset by $6.2 million of long-term debt (BFC's obligation to AWG) assumed by the the Company. The Company leases all three of the stores from AWG. The Company financed this acquisition principally through the assumption of $6.2 million in long-term debt, together with increased borrowings under its Revolving Facility. The debt incurred by the Company to AWG is secured by liens on, and security interest in the assets associated with the three stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory. In April 2000, the Company one of the acquired stores due to its proximity to other Company stores and established a reserve, which approximated $1.3 million, for future rent payments and other holding costs. Establishment of the reserve increased the goodwill balance associated with the acquisition. In October 2000, the lease on the closed store was assigned resulting in a reduction in the reserve and goodwill of $0.5 million. Substantially all other costs reserved were paid in 2000.

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

         As of June 16, 2001, the Company had an outstanding balance on these assumed obligations to AWG of $9.7 million. The loans have a seven year term with principal and interest payments scheduled each week, and have a variable interest rate equal to the prime rate plus 100 basis points. Under the various agreements with respect to these acquisitions, the individual markets where the stores are located are subject to non-compete, supply and right-of-first-refusal agreements with AWG. In addition to the other customary terms associated with a right-of-first refusal agreement, the right-of-first refusal agreement provides for the repurchase by AWG of the stores based upon the occurrence of certain exercise events. The exercise events include, among other events, a change in control of Homeland and a transfer of more than 20% of the ownership interest of Holding or Homeland.

         Net cash used in financing activities decreased $3.3 million from net cash provided by financing activities of $0.3 million for the 24 weeks ended June 17, 2000 to net cash used in financing activities of $3.0 million for the twelve weeks ended June 16, 2001. The decrease primarily reflects additional principal payments of the obligations thus far during 2001.

         The Company considers its capital expenditure program a strategic part of the overall plan to support its market competitiveness. Cash capital expenditures for 2001 are expected to be approximately $2.0 million. The
Loan Agreement limits the Company's capital expenditures for 2001 to $5.0 million. The estimated 2001 capital expenditures of $2.0 is expected to be invested primarily in the on-going maintenance and modernization of certain stores and does not include provisions for acquisitions. The funds for the capital expenditures are expected to be provided by internally-generated cash flows from operations and borrowings under the Term Loan Agreement. As of June 16, 2001, the Company had under its Revolving Facility $28.4 million of borrowings, $30,000 letter of credit outstanding and $3.0 million of availability.

         Effective July 6, 2001, the Company entered into an amendment to the Loan Agreement which, among other things, amends the borrowing base, revises the borrowing limit, consents to a temporary overadvance, and establishes reserves against borrowing base. The effect of the changes to the borrowing base resulted in reducing availability by approximately $4.5 million. In conjunction with the reduction in availabilit, the lenders consented to a temporary overadvance of $4.5 million, which overadvance expires on July 31, 2001. As a result of the reduced availability and the expiration of the temporary overadvance, the Company will not have the ability to remit the required interest payment under the Indenture on August 1, 2001. Additionally, the Company failed to meet the minimum availability covenant for the ten-business day period ended July 27, 2001.

         Information discussed herein includes statements that are forward-looking in nature, as defined in the Private Securities Litigation Reform Act. As with any forward-looking statements, these statements are subject to a number of factors and assumptions. In reviewing such information, it should be kept in mind that actual results may differ materially from those projected or suggested in such forward-looking statements.

Inflation/Deflation

         Although the Company does not expect inflation or deflation to have a material impact in the future, there can be no assurance that inflation or deflation will not affect the Company's business in future periods.





Item 3.  Submission of Matters to a Vote of Security Holders

         The Company held its 2001 Annual Meeting of Stockholders on May 31, 2001. At such meeting, Robert E. (Gene) Burris, David B. Clark, Edward B. Krekeler Jr., Laurie M. Shahon, John A. Shields and William B. Snow were elected to serve on the Board of Directors for a one-year term, ending at the next annual meeting.

         In the matter of the election of directors, the votes cast were as follows:


                                             For         Withhold Authority
         Robert W. (Gene) Burris         3,789,343            183,437
         David B. Clark                  3,856,329            116,451
         Edward B. Krekeler, Jr.         3,638,159            334,621
         Laurie M. Shahon                3,670,463            302,317
         John A. Shields                 3,670,463            302,317
         William B. Snow                 3,824,025            148,755

PART II - OTHER INFORMATION

Item 4.  Exibits and Reports on Form 8-K

             (a)  Exhibits:  The following exhibits are filed as a part of this report.

                  Exhibit No.       Description

                    10at* Tenth Amendment to Loan Agreement dated as of July 6, 2001, among IBJ Whitehall Business Credit Corporation, Heller Financial, Inc. and National Bank of Canada, Homeland and Holding.

                    10au* Supplemental Compensation Agreement between David B. Clark and the Company dated as of May 18, 2001.

                    10av* Supplemental Compensation Agreement between Wayne S. Peterson and the Company dated as of May 18, 2001.

                    10aw* Supplemental Compensation Agreement between Deborah A. Brown and the Company dated as of May 18, 2001.

                    10ax* Supplemental Compensation Agreement between Steven M. Mason and the Company dated as of May 18, 2001.

                    10ay* Supplemental Compensation Agreement between John C. Rocker and the Company dated as of May 18, 2001.

                    10az* Supplemental Compensation Agreement between Prentess Alletag and the Company dated as of May 18, 2001.

                    11e             Computation of Diluted Earnings Per Share.



                    (b) Report on Form 8-K: The Company did not file any Form 8-K during the quarter ended June 16, 2001.







                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HOMELAND HOLDING CORPORATION


Date:  August 6, 2001                 By:   /s/  David B. Clark
                                           David B. Clark, President, Chief
                                           Executive Officer, and Director
                                           (Principal Executive Officer)


Date:  August 6, 2001                       /s/  Wayne S. Peterson
                                           Wayne S. Peterson, Senior Vice
                                           President/Finance, Chief Financial
                                           Officer and Secretary
                                           (Principal Financial Officer)