Form 10-Q/A
period 2001-06-16
HOMELAND HOLDING CORP
filed 2001-08-08
CIK 835582

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


                                 INDEX

                                                                    Page

PART 1      FINANCIAL INFORMATION

ITEM 1.     Financial Statements...................................   1

            Consolidated Balance Sheets
             June 16, 2001, and December 30, 2000..................   1

            Consolidated Statements of Operations
             and Comprehensive Income
             Twelve Weeks and Twenty-four Weeks ended
             June 16, 2001, and June 17, 2000......................   3

            Consolidated Statements of Cash Flows
             Twelve Weeks and Twenty-four Weeks ended
             June 16, 2001, and June 17, 2000......................   4

            Notes to Consolidated Financial Statements.............   6

ITEM 2.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................   7

PART II     OTHER INFORMATION

ITEM 3.     Submission of Matters to a Vote of Security Holders....  14

ITEM 4.     Exhibits and Reports on Form 8-K.......................  15






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

                 HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF OPERATIONS
                          AND COMPREHENSIVE INCOME

              (In thousands, except share and per share amounts)
                                    (Unaudited)


                                      12 weeks ended         24 weeks ended
                                  June 16,    June 17,    June 16,    June 17,
                                    2001        2000        2001        2000

Sales, net                      $ 123,409   $ 142,620   $ 248,942   $ 279,227

Cost of sales                      93,617     109,672     188,303     214,271

  Gross profit                     29,792      32,948      60,639      64,956

Selling and administrative
  expenses                         28,719      30,556      57,045      59,753

Asset impairment                    1,702           -       1,702           -

  Operating profit                   (629)      2,392       1,892       5,203

Loss on disposal of assets            (15)        (56)        (14)        (29)
Interest income                       197         172         399         344
Interest expense                   (2,421)     (2,455)     (5,023)     (4,797)

Income (loss) before income taxes  (2,868)         53      (2,746)        721

Income tax provision                    -         (20)          -        (274)

  Net income (loss)             $  (2,868)   $     33    $ (2,746)   $    447


Net income (loss) per share:
  Basic                         $   (0.58)   $   0.01    $  (0.56)   $   0.09
  Diluted                       $   (0.58)   $   0.01    $  (0.56)   $   0.09

Weighted average shares
  outstanding:
  Basic                          4,925,871  4,922,163   4,925,871   4,920,760
  Diluted                        4,925,871  4,964,288   4,925,871   4,963,231




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

         Effective July 6, 2001, the Company entered into an amendment to the Loan Agreement which, among other things, amends the borrowing base, revises the borrowing limit, consents to a temporary overadvance, and establishes reserves against the borrowing base. The effect of the changes to the borrowing base resulted in reducing availability by approximately $4.5 million. In conjunction with the reduction in availability, the lenders consented to a temporary overadvance of $4.5 million, which overadvance expires on July 31, 2001. As a result of the reduced availability and the expiration of the temporary overadvance, the Company will not have the ability to remit the required interest payment under the Indenture on August 1, 2001. Additionally, the Company failed to meet the minimum availability covenant for the ten-business day period ended July 27, 2001.

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