Form 10-Q
period 2001-09-08
HOMELAND HOLDING CORP
filed 2001-11-29
CIK 835582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 8, 2001

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

                                 (405) 879-6600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution under a plan confirmed by a court. Yes X No
           ---    ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of November 27, 2001:

           Homeland Holding Corporation Common Stock: 4,925,871 shares

                          HOMELAND HOLDING CORPORATION

                                    FORM 10-Q

                  FOR THE TWELVE WEEKS ENDED SEPTEMBER 8, 2001


                                      INDEX



                                                                                                 Page
                                                                                                 ----

PART I            FINANCIAL INFORMATION

ITEM 1.           Financial Statements...........................................................  1

                  Consolidated Balance Sheets
                     September 8, 2001, and December 30, 2000....................................  1

                  Consolidated Statements of Operations
                     and Comprehensive Income
                     Twelve Weeks and Thirty-six Weeks ended
                          September 8, 2001, and September 9, 2000...............................  3

                  Consolidated Statements of Cash Flows
                     Twelve Weeks and Thirty-six Weeks ended
                         September 8, 2001, and September 9, 2000................................  4

                  Notes to Consolidated Financial Statements.....................................  6

ITEM 2.           Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................................... 10

PART II           OTHER INFORMATION

ITEM 1.           Legal Proceedings.............................................................. 18

ITEM 6.           Exhibits and Reports on Form 8-K............................................... 18

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)


                                     ASSETS

                                                 (Unaudited)
                                                 September 8,     December 30,
                                                     2001             2000
                                                 ------------     ------------
Current assets:
     Cash and cash equivalents                   $      7,262     $     10,198
     Receivables, net of allowance
         for uncollectible accounts of
         $262 and $331                                 10,929           14,079
     Inventories                                       46,882           54,707
     Prepaid expenses and other
         current assets                                 1,389            1,610
                                                 ------------     ------------

         Total current assets                          66,462           80,594

Property, plant and equipment:
     Land and land improvements                         8,215            8,797
     Buildings                                         20,221           21,691
     Fixtures and equipment                            38,692           43,305
     Leasehold improvements                            17,019           21,202
     Software                                           7,444            7,760
     Leased assets under capital leases                 8,919            9,886
     Construction in progress                             393              165
                                                 ------------     ------------

                                                      100,903          112,806
      Less, accumulated depreciation
          and amortization                             46,703           41,036
                                                 ------------     ------------

      Net property, plant and equipment                54,200           71,770

      Other assets and deferred charges                22,746           27,394
                                                 ------------     ------------

          Total assets                           $    143,408     $    179,758
                                                 ============     ============
                                                                     Continued


                   The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

               (In thousands, except share and per share amounts)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            (Unaudited)
                                                            September 8,      December 30,
                                                                2001              2000
                                                            ------------      ------------

Current liabilities:
     Accounts payable - trade                               $     14,313      $     28,869
     Salaries and wages                                            1,213             2,107
     Taxes                                                         2,763             3,606
     Accrued interest payable                                        148             2,819
     Other current liabilities                                     4,629             7,013
     Current portion of long-term debt                            48,166             3,860
     Current portion of obligations
         under capital leases                                        495               564
                                                            ------------      ------------

         Total current liabilities                                71,727            48,838

Long-term obligations:
     Long-term debt                                                   --           104,592
     Obligations under capital leases                                590             1,996
     Other noncurrent liabilities                                    202             3,235
                                                            ------------      ------------

         Total long-term obligations                                 792           109,823

Liabilities subject to compromise                                 79,416                --

Stockholders' equity:
     Common stock $0.01 par value,
         authorized - 7,500,000 shares,
         issued 4,925,871 shares
         at September 8, 2001, and
         December 30, 2000, respectively                              49                49
     Additional paid-in capital                                   56,274            56,274
     Accumulated deficit                                         (64,162)          (34,538)
     Accumulated other comprehensive income                         (688)             (688)
                                                            ------------      ------------

         Total stockholders' equity                               (8,527)           21,097
                                                            ------------      ------------

         Total liabilities and stockholders' equity         $    143,408      $    179,758
                                                            ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                         12 weeks ended                      36 weeks ended
                                                 September 8,      September 9,      September 8,      September 9,
                                                     2001              2000              2001              2000
                                                 ------------      ------------      ------------      ------------

Sales, net                                       $    117,092      $    136,501      $    366,034      $    415,728

Cost of sales                                          91,115           104,141           279,418           318,412
                                                 ------------      ------------      ------------      ------------

     Gross profit                                      25,977            32,360            86,616            97,316

Selling and administrative expenses                    28,835            32,111            85,880            91,864
Asset impairment                                           --                --             1,702                --
                                                 ------------      ------------      ------------      ------------

     Operating profit (loss)                           (2,858)              249              (966)            5,452

Loss on disposal of assets                                 (3)               --               (17)              (29)
Interest income                                           197               176               596               520
Interest expense                                       (1,882)           (2,522)           (6,905)           (7,319)
                                                 ------------      ------------      ------------      ------------

Loss before reorganization expense
     and income taxes                                  (4,546)           (2,097)           (7,292)           (1,376)

Reorganization expense                                (22,332)               --           (22,332)               --
                                                 ------------      ------------      ------------      ------------

Loss before income taxes                              (26,878)           (2,097)          (29,624)           (1,376)

Income tax benefit                                         --               274                --                --
                                                 ------------      ------------      ------------      ------------

     Net loss                                    $    (26,878)     $     (1,823)     $    (29,624)     $     (1,376)
                                                 ============      ============      ============      ============

Net loss per share:
     Basic                                       $      (5.46)     $      (0.37)     $      (6.01)     $      (0.28)
                                                 ============      ============      ============      ============
     Diluted                                     $      (5.46)     $      (0.37)     $      (6.01)     $      (0.28)
                                                 ============      ============      ============      ============

Weighted average shares outstanding:
     Basic                                          4,925,871         4,924,869         4,925,871         4,922,130
                                                 ============      ============      ============      ============
     Diluted                                        4,925,871         4,924,869         4,925,871         4,922,130
                                                 ============      ============      ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                    12 weeks ended                      36 weeks ended
                                                            September 8,      September 9,      September 8,      September 9,
                                                                2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------

Cash flows from operating activities:
     Income (loss) before reorganization expense
        and income taxes                                    $     (4,546)     $     (1,823)     $     (7,292)     $     (1,376)
     Adjustments to reconcile income (loss) before
     reorganization expense and income taxes
     to net cash from operating activities:
        Depreciation and amortization                              2,432             2,568             7,380             7,636
        Amortization of beneficial
          interest in operating leases                                27                28                82                84
        Amortization of goodwill                                     140               177               461               495
        Amortization of financing costs                               33                15                88                42
        Loss (gain) on disposal of assets                              3                --                17                29
        Asset impairment                                              --                --             1,702                --
        Deferred income taxes                                         --              (214)               --                --
        Change in assets and liabilities:
          (Increase) decrease in receivables                        (949)           (1,918)            3,150             2,705
          Decrease in inventories                                  3,241                82             7,825             1,119
          (Increase) decrease in prepaid
            expenses and other current assets                       (220)             (292)              221               (25)
          (Increase) decrease in other assets
            and deferred charges                                    (938)              901            (2,041)             (237)
          Increase (decrease) in accounts
            payable-trade                                           (387)              283           (10,603)           (5,529)
          Increase (decrease) in salaries and wages                   77                69              (166)           (1,041)
          Increase (decrease) in taxes                              (227)              371               799             1,235
          Increase (decrease) in accrued interest
            payable                                                  471            (1,614)              329            (1,785)
          Increase (decrease) in other
            current liabilities                                    1,127              (797)              608              (155)
          Increase (decrease) in other noncurrent
            liabilities                                               36              (144)           (1,116)             (892)
                                                            ------------      ------------      ------------      ------------

               Total adjustments                                   4,866              (485)            8,736             3,681
                                                            ------------      ------------      ------------      ------------

               Net cash provided by (used in)
                 operating activities before
                 reorganization expense and
                 income taxes                                        320            (2,308)            1,444             2,305

               Reorganization fees paid                           (2,816)               --            (2,816)               --
                                                            ------------      ------------      ------------      ------------

               Net cash provided by (used in)
                operating activities                              (2,496)           (2,308)           (1,372)            2,305
                                                            ------------      ------------      ------------      ------------


                   The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                    12 weeks ended                      36 weeks ended
                                                            September 8,      September 9,      September 8,      September 9,
                                                                2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------

Cash flows from investing activities:
     Capital expenditures                                           (239)           (1,603)             (891)           (3,166)
     Store acquisitions                                               --                --                --            (3,663)
     Cash received from sale of assets                                 5                 2                27               475
                                                            ------------      ------------      ------------      ------------

          Net cash used in investing
          activities                                                (234)           (1,601)             (864)           (6,354)
                                                            ------------      ------------      ------------      ------------

Cash flows from financing activities:
     Borrowings under term loan                                   10,000                --            10,000             5,000
     Payments under term loan                                     (7,624)             (595)           (8,814)           (1,424)
     Borrowings from AWG                                          19,600                --            19,600                --
     Borrowings under revolving credit loans                      27,827            33,063            78,683           110,979
     Payments under revolving credit loans                       (46,477)          (29,847)          (98,163)         (107,728)
     Payment on tax notes                                            (14)              (13)              (40)              (37)
     Principal payments under notes payable                         (921)             (290)           (1,552)           (3,882)
     Principal payments under capital lease
        obligations                                                 (141)             (112)             (414)             (359)
                                                            ------------      ------------      ------------      ------------

          Net cash provided by (used in) financing
              activities                                           2,250             2,206              (700)            2,549
                                                            ------------      ------------      ------------      ------------

Net decrease in cash and cash equivalents                           (480)           (1,703)           (2,936)           (1,500)

Cash and cash equivalents at beginning
     of period                                                     7,742            10,440            10,198            10,237
                                                            ------------      ------------      ------------      ------------
Cash and cash equivalents at end
     of period                                              $      7,262      $      8,737      $      7,262      $      8,737
                                                            ============      ============      ============      ============

Supplemental information:
     Cash paid during the period for interest               $        923      $      4,076      $      5,470      $      8,731
                                                            ============      ============      ============      ============

     Cash paid during the period for
        income taxes                                        $         --      $         --      $         --      $         30
                                                            ============      ============      ============      ============

     Debt assumed in acquisition of stores                  $         --      $         --      $         --      $      6,162
                                                            ============      ============      ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Basis of Preparation of Consolidated Financial Statements:

                  The accompanying unaudited interim consolidated financial statements of Homeland Holding Corporation ("Holding"), through its wholly-owned subsidiary, Homeland Stores, Inc. ("Homeland") and Homeland's wholly-owned subsidiary, JCH Beverage, Inc. ("JCH") and JCH's wholly-owned subsidiary, SLB Marketing, Inc. ("SLB"), (collectively referred to herein as the "Company"), reflect all adjustments, which consist, except as discussed below, only of normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and the consolidated results of operations and cash flows for the periods presented.

                  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period ended December 30, 2000, and the notes thereto.

                  As a result of the bankruptcy filings discussed in Note 3 below, the accompanying interim consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under Bankruptcy Code," on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the voluntary bankruptcy filings, such realization of certain of Company assets and liquidation of certain of Company liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the interim consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

2.       Accounting Policies:

                  The significant accounting policies of the Company are summarized in the consolidated financial statements of the Company for the 52 weeks ended December 30, 2000, and the notes thereto.

3.       Voluntary Bankruptcy Filing

                  On August 1, 2001, Holding and Homeland filed voluntary petitions (the `Filing") under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") with the United States Bankruptcy Court for the Western District of Oklahoma ("Bankruptcy Court"). The cases filed by Holding and Homeland are In re Homeland Holding Corporation, Debtor, Case No. 01-17869TS, and In re Homeland Stores, Inc., Debtor, Case No. 01-17870TS, respectively ("Chapter 11 Cases"). Holding and Homeland continue in possession of their properties and the management of their businesses as debtors-in-possession pursuant to
         Section 1107 and Section 1108 of the Bankruptcy Code. Holding and Homeland continue to be managed by their respective directors and officers, subject in each case to the supervision of the Bankruptcy Court.

                  JCH and SLB did not file voluntary petitions under the Bankruptcy Code as part of the Filing. Assets and results of operations of those entities are less than 1% of consolidated totals.

                  The Filing was made in response to increasing liquidity difficulties during the second quarter of 2001, particularly following amendments to the Loan Agreement reducing available credit, on which National Bank of Canada ("NBC") and the other lenders under the then effective NBC Loan Agreement (as defined below) insisted in the second quarter. While trade creditors generally continued to provide credit to the Company on customary credit terms during that quarter, some trade creditors had imposed tighter credit terms, further reducing the liquidity of the Company.

                  Under the Indenture with Fleet National Bank (predecessor to State Bank and Trust Company), Homeland was required to make an interest payment on August 1, 2001 on its $60.0 million principal amount in 10% Senior Subordinated Notes ("Notes"). Homeland failed to make the required $3.0 million interest payment, which constituted a default under the Indenture.

                   On August 15, 2001,in connection with the Chapter 11 Cases, the Company entered into New Loan Agreements (as defined below) with Fleet Retail Finance Inc. ("Fleet"), Back Bay Capital Funding L.L.C. ("Back Bay") and Associated Wholesale Grocers, Inc. ("AWG") for debtor-in-possession financing ("DIP Financing") and terminated the existing NBC Loan Agreement with NBC and certain other lenders. Under the DIP Financing, Fleet and Back Bay provide a revolving credit facility ("Revolver") under which the Company may borrow the lesser of
         (a) $25.0 million or (b) the applicable borrowing base ($17.9 million at September 8, 2001), and a $10.0 million term loan for a maximum aggregate principal amount of $35.0 million. Funds borrowed under the Revolver were used to repay borrowings under the NBC Loan Agreement, pay certain pre-petition indebtedness approved by the Bankruptcy Court and for general corporate purposes of the Company. The DIP Financing matures on the earlier of (a) August 1, 2003, (b) emergence through a confirmed plan of reorganization approved by the Bankruptcy Court or
         (c) other events as defined in the New Loan Agreements. An additional $29.0 million of DIP financing was provided by AWG which included a new $16.5 million term loan (used to repay borrowings under the NBC Loan Agreement), a restated term loan totaling $9.4 million replacing previously outstanding acquisition-related loans, and a $3.1 million term loan replacing amounts AWG had previously advanced under a supply agreement. The DIP Financing loans are secured by liens on, or security interests in, all of the assets of the Company and would have a super-priority administrative status under the Bankruptcy Code. In conjunction with the AWG loans described above, the Company entered into a new 10-year Supply Agreement with AWG, which contains volume protection rights similar to those in the previous Supply Agreement with AWG.

                  The interest rate payable on the Revolver can be characterized as either a London Interbank Offered Rate ("LIBOR") Loan or base rate loan based on the prime rate publicly announced by Fleet National Bank plus a percentage which varies based on a number of factors, including:
         (a) excess availability under the Revolver; (b) the time period; and
         (c) whether the Company elects to use LIBOR. The current interest rate pricing under the Revolver is either the base rate plus 50 basis points or LIBOR plus 250 basis points. As of September 8, 2001, the Company had $9.6 million of borrowings under the Revolver at a rate of 6.28% and $8.3 million of excess availability. The $10.0 million Back Bay term loan, which was fully funded on August 15, 2001, bears interest at an annual fixed rate of 16.50%. The $16.5 million AWG term loan, which was fully funded on August 15, 2001, bears interest at the prime rate plus 200 basis points (8.00% at September 8, 2001). There are no scheduled principal payments on either of the term loans; however, the Company is required to make certain mandatory prepayments as defined in the New Loan Agreements. The application of the mandatory prepayments to the outstanding principal balances of the term loans is subject to an Inter-Creditor Agreement between Fleet/Back Bay and AWG. The $9.4 million AWG restated term loan, which was fully funded on August 15, 2001, bears interest at the prime rate plus 100 basis points (7.00% at September 8, 2001), subject to minimum limitations. Principal payments are required weekly. The $3.1 million AWG term loan, which was fully funded on August 15, 2001, bears interest at the prime rate plus 200 basis points (8.00% at September 8, 2001). Principal payments are required each four-week period.

                  The New Loan Agreements include certain customary restrictions on acquisitions, asset dispositions, capital expenditures, consolidations and mergers, distributions, divestitures, indebtedness, liens and security interests and transactions with affiliates and payment of dividends. The New Loan Agreement also provides for acceleration of principal and interest payments in the event of certain material adverse changes, as determined by the lenders.

                  The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations in the ordinary course of business, including critical trade creditors, employee wages and benefits and customer programs.

                  As provided by the Bankruptcy Code, the Company initially has the exclusive right to propose a plan of reorganization ("Plan"). As of this time, the Company has not yet filed its proposed Plan.

                  An Unsecured Creditors Committee has been appointed in the Chapter 11 Cases. In accordance with the provisions of the Bankruptcy Code, this committee will have the right to be heard on all matters that come before the Bankruptcy Court in the Chapter 11 Cases. The Company is required to bear certain of the committee's costs and expenses, including those of their counsel and other advisors.

4.       Store Closing Charge and Asset Impairment

                  Although the Company has not submitted its formal Plan to the Bankruptcy Court, the Company has begun executing selected portions of its strategic plan with the Bankruptcy Court's approval. In August 2001, the Company committed to a strategy to close eight stores in September 2001 and recorded a store closing charge during the third quarter of $10,629. The charge included the write-down of property, plant and equipment and other assets of $5,462, the write-down of inventory of $1,487, which was recorded as a part cost of sales, and holding costs of $3,680. Holding costs primarily consist of obligations under operating leases and related expenses expected to be paid over the remaining lease terms, which range from 2001 to 2010.

                  The Company periodically assesses the carrying value of its long-lived assets whenever events or circumstances indicate that the carrying value may not be recoverable. During the third quarter, the Company recorded an asset impairment charge of $9,919 pertaining to other stores for the write-down of property, plant and equipment and other assets which the Company believes will not be recoverable.

5.       Liabilities Subject to Compromise and Reorganization Costs

                  Pursuant to SOP 90-7, Homeland's pre-petition liabilities that are subject to compromise are reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of September 8, 2001, the components of the estimated pre-petition liabilities that are subject to compromise are as follows (amounts are in thousands):

                  Debt, pre-petition plus accrued interest         $64,165
                  Accounts payable                                   3,953
                  Other accrued liabilities                         11,298
                                                                   -------
                              Total:                               $79,416

                  SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. As of September 8, 2001, the components of the reorganization items are as follows (amounts are in thousands):

                  Asset impairment                                 $15,381
                  Store closing charge                               3,680
                  Claims Expense                                       455
                  Fees                                               2,816
                                                                   -------
                              Total:                               $22,332

                  In accordance with SOP 90-7, interest expense associated with unsecured debt has not been reported subsequent to the date of the Filing. The contractual amount of interest expense on those obligations exceeds the amount reported by $0.7 million.

6.       New Accounting Pronouncements

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No 141 prohibits the use of the pooling-of-interest method in accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives to no longer require amortization, but rather an annual review for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for goodwill and intangible assets acquired prior to July 1, 2001, and applies to all goodwill and other intangible assets recognized in an entity's financial statements as of that date. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the nonamortization and amortization provisions of SFAS No. 142. Amortization expense for the 36 weeks ended September 8, 2001 of $0.5 million includes $0.3 million related to the amortization of goodwill and intangible assets that will not be required for fiscal years beginning after December 15, 2001.

                  In June 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of." SFAS No. 144, effective for fiscal years beginning after December 15, 2001, supercedes existing pronouncements related to impairment and disposal of long-lived assets. The Company is currently assessing the impact of these pronouncements on its financial statements.

         Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         General

                  The table below sets forth selected items from the Company's consolidated income statement as a percentage of net sales for the periods indicated:

                                                              12 weeks ended                        36 weeks ended
                                                      September 8,       September 9,       September 8,       September 9,
                                                          2001               2000               2001               2000
                                                      ------------       ------------       ------------       ------------
     Net Sales                                               100.0%             100.0%             100.0%             100.0%
     Cost of sales                                            77.8               76.3               76.3               76.6
     Gross Profit                                             22.2               23.7               23.7               23.4
     Selling and administrative expenses                      24.6               23.5               23.5               22.1
     Asset impairment                                           --                 --                0.5                 --
     Operating profit (loss)                                  (2.4)               0.2               (0.3)               1.3
     Loss on disposal of assets                                 --                 --                 --                 --
     Interest income                                           0.1                0.1                0.2                0.1
     Interest expense                                         (1.6)              (1.8)              (1.9)              (1.7)
     Loss before reorganization expense
        and income taxes                                      (3.9)              (1.5)              (2.0)              (0.3)
     Reorganization Expense                                  (19.1)                --               (6.1)                --
     Loss before income taxes                                (23.0)              (1.5)              (8.1)              (0.3)
     Income tax benefit                                         --                0.2                 --                 --

           Net income (loss)                                 (23.0)              (1.3)              (8.1)              (0.3)

Results of Operations.

                  COMPARISON OF THE TWELVE WEEKS ENDED SEPTEMBER 8, 2001 WITH THE TWELVE WEEKS ENDED SEPTEMBER 9, 2000

                  Net sales decreased $19.4 million, or 14.2%, from $136.5 million for the twelve weeks ended September 9, 2000, to $117.1 million for the twelve weeks ended September 8, 2001. The decrease in sales is attributable to a 9.4% decline in comparable store sales and the closing of seven stores in January 2001. The decrease in comparable store sales is the result of certain competitive events, the Company's inability to effectively promote during the liquidity challenges of the third quarter, and the disruption caused by the bankruptcy filing. The competitive events relate to fiscal year 2000 competitive openings which have yet to reach their first anniversary, increased sales in 2000 due to the Company's own promotional activities associated with the grand opening of its acquired stores, fiscal year 2001 new competitive openings, and increased promotional activity this year by existing competitors.

                  During the 36 weeks ended September 8, 2001, there were six new competitive openings within the Company's markets including: one Wal-Mart Supercenter in Oklahoma City, one Wal-Mart Neighborhood Market in Edmond, Oklahoma, one Wal-Mart Neighborhood Market and one independent store in Tulsa, and two independent stores in rural Oklahoma. Based on information publicly available, the Company expects that, during the remainder of 2001, Wal-Mart will open two Neighborhood Markets; Albertson's will open one store; and Fleming will open one additional store.

                  Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on comparable store sales and net sales. Additionally, sales could continue to be impacted by the disruption of the bankruptcy proceedings (See "Liquidity and Capital Resources"). As a result of these pressures on sales, management believes that comparable store sales will decline approximately 6.0%, during the fourth quarter of 2001. In response to this highly competitive environment, the Company intends to utilize its merchandising strategy to emphasize a competitive pricing structure, as well as leadership in quality products and services, selection and convenient store locations. The in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its Homeland Savings Card, a customer loyalty card program, which allows customers with the card the opportunity to purchase over 2,000 items at a reduced cost each week.

                  Gross profit as a percentage of sales decreased 1.5%, from 23.7% for the twelve weeks ended September 9, 2000, to 22.2% for the twelve weeks ended September 8, 2001. The decrease in gross profit margin is primarily attributable to the 1.3% impact of the one-time inventory write-down associated with the third quarter store closing charge (See Notes to Consolidated Financial Statements). The remaining decrease in gross profit margin reflects continued pressure on pharmacy and health and beauty care margins and reduced promotional funding dollars from vendors partially offset by an increase in the AWG patronage rebate accrual, which was lower in 2000 as a result of the AWG strike.

                  Selling and administrative expenses as a percentage of sales increased 1.1% from 23.5% for the twelve weeks ended September 9, 2000, to 24.6% for the twelve weeks ended September 8, 2001. The increase in operating expense ratio is attributable to increased occupancy costs (primarily as a result of higher utility costs), and employee benefit expenses, partially offset by a reduction in advertising expenditures and supply costs.

                  Operating profit decreased $3.1 million from $0.2 million for the twelve weeks ended September 9, 2000, to an operating loss of $2.9 million for the twelve weeks ended September 8, 2001. The decrease primarily reflects the one-time inventory write-down, the decline in sales and the corresponding decrease in gross profit dollars partially offset by a decrease in selling and administrative expense dollars.

                  Interest expense, net of interest income, decreased $0.6 million from $2.3 million for the twelve weeks ended September 9, 2000, to $1.7 million for the twelve weeks ended September 8, 2001. The decrease reflects a reduction in accrued interest since August 1, 2001 for the Notes (See Notes to Consolidated Financial Statements), a reduction in the variable interest rates and additional interest income from the interest bearing certificates of AWG, partially offset by additional interest expense attributable to the acquired stores and increased borrowings under the New Loan Agreements. In accordance with SOP 90-7, interest expense associated with unsecured debt has not been reported subsequent to the date of the Filing. The contractual amount of interest expense on those obligations exceeds the amount reported by $0.7 million. See "Liquidity and Capital Resources."

                  For the twelve weeks ended September 8, 2001, the Company recorded reorganization charges, which included a store closing charge and an asset impairment charge (See Notes to Consolidated Financial Statements). The store closing charge of $9.1 million (excluding inventory write-down) included the write-down of property, plant and equipment and other assets of $5.5 million and holding costs of $3.6 million. Holding costs primarily consist of obligations under operating leases and related expenses expected to be paid over the remaining lease terms, which range from 2001 to 2010. Additionally, the Company also has recorded an asset impairment charge of $9.9 million to other stores for the write-down of property, plant and equipment and other assets which the Company believes will not be recoverable. Finally, the reorganization charge also includes an estimated $0.5 million in accrued liabilities related to potential bankruptcy claims and $2.8 million in fees attributable to the DIP Financing and other related bankruptcy expenses.

                  Based upon its estimated annual tax rate, the Company did not record income tax expense or benefit for the twelve weeks ended September 8, 2001. In accordance with SOP 90-7, the tax benefit realized from utilizing pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. Additionally, upon the completion of the amortization of reorganization value in excess of amounts allocable to identifiable assets, the tax benefit realized from utilizing pre-reorganization net operating loss carryforwards is recorded as a reduction of other intangibles existing at the reorganization date until reduced to zero and then as an increase to stockholder's equity. At December 30, 2000, the Company had a tax net operating loss carryforward of approximately $32.5 million, which may be utilized to offset future taxable income to the limited amount of $11.4 million in 2001 and $3.3 million per year thereafter. Due to the uncertainty of realizing future tax benefits, a full valuation allowance was deemed necessary to offset entirely the net deferred tax assets as of December 30, 2000.

                  Net loss increased $28.7 million from net loss of $1.8 million, or net loss per diluted share of $0.37, for the twelve weeks ended September 9, 2000 to net loss of $26.9 million, or net loss per diluted share of $5.46, for the twelve weeks ended September 8, 2001.

                  EBITDA (as defined below) decreased $1.8 million from $3.0 million, or 2.2% of sales, for the twelve weeks ended September 9, 2000 to $1.2 million, or 1.1% of sales for the twelve weeks ended September 8, 2001. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

COMPARISON OF THE 36 WEEKS ENDED SEPTEMBER 8, 2001 WITH THE 36 WEEKS ENDED SEPTEMBER 9, 2000

                  Net sales decreased $49.7 million, or 12.0%, from $415.7 million for the 36 weeks ended September 9, 2000, to $366.0 million for the 36 weeks ended September 8, 2001. The decrease in sales is attributable to a 8.5% decline in comparable store sales and the closing of seven stores in January 2001, partially offset by the sales of stores acquired in February 2000 and the stores acquired in April 2000. The decrease in comparable store sales is the result of certain competitive events, the Company's inability to effectively promote during the liquidity challenges of the third quarter, and the disruption caused by the bankruptcy filings. The competitive events relate to fiscal year 2000 competitive openings which have yet to reach their first anniversary, increased sales in 2000 due to the Company's own promotional activities associated with the grand opening of its acquired stores, fiscal year 2001 new competitive openings, and increased promotional activity this year by existing competitors.

                  Gross profit as a percentage of sales increased 0.3% from 23.4% for the 36 weeks ended September 9, 2000, to 23.7% for the 36 weeks ended September 8, 2001. The increase in gross profit margin reflects an increase in the AWG patronage rebate accrual which was lower in 2000 as a result of the AWG strike, and a reduced level of promotional spending versus the prior year as the prior year included more competitive openings and the grand opening of the Company's acquired stores. The increase in gross profit margin was partially offset by the one-time impact of the inventory write-down associated with the third quarter 2001 store closing charge, continued pressure on pharmacy and health and beauty care margins and reduced promotional funding dollars from vendors.

                  Selling and administrative expenses as a percentage of sales increased 1.4% from 22.1% for the 36 weeks ended September 9, 2000, to 23.5% for the 36 weeks ended September 8, 2001. The increase in operating expense ratio is attributable to increased occupancy costs, as a result of higher utility costs and increased rent expense attributable to the acquired stores, and increased labor and employee benefit costs, partially offset by a reduction in advertising expenditures and the absence of start-up expenses of stores acquired in 2000. Additionally, during the 36 weeks ended September 9, 2000, the Company's expense ratio was lower as a result of reductions in the reserves for doubtful accounts and in general liability reserves.

                  During the second quarter of 2001, the Company recorded an asset impairment charge of $1.7 million related to the portion of goodwill which the Company believes will not be recoverable.

                  Operating profit decreased $6.5 million from $5.5 million for the 36 weeks ended September 9, 2000, to an operating loss of $1.0 million for the 36 weeks ended September 8, 2001. The decrease primarily reflects the one-time inventory write-down, the second quarter 2001 asset impairment charge, the decline in sales and the corresponding decrease in gross profit dollars partially offset by a decrease in selling and administrative expense dollars.

                  Interest expense, net of interest income, decreased $0.5 million from $6.8 million for the 36 weeks ended September 9, 2000, to $6.3 million for the 36 weeks ended September 8, 2001. The decrease reflects a reduction in accrued interest since August 1, 2001 for the Notes (See Notes to Consolidated Financial Statements), a reduction in the variable interest rates and additional interest income from the interest bearing certificates of AWG, partially offset by additional interest expense attributable to the acquired stores and increased borrowings under the New Loan Agreement. In accordance with SOP 90-7, interest expense associated with unsecured debt has not been reported subsequent to the date of the Filing. The contractual amount of interest expense on those obligations exceeds the amount reported by $0.7 million. See "Liquidity and Capital Resources."

                  For the 36 weeks ended September 8, 2001, the Company recorded reorganization charges, which included a store closing charge and an asset impairment charge (See Notes to Consolidated Financial Statements). The store closing charge of $9.1 million (excluding inventory write-down) included the write-down of property, plant and equipment and other assets of $5.5 million and holding costs of $3.6 million. Holding costs primarily consist of obligations under operating leases and related expenses expected to be paid over the remaining lease terms, which range from 2001 to 2010. Additionally, the Company also has recorded an asset impairment charge of $9.9 million to other stores for the write-down of property, plant and equipment and other assets which the Company believes will not be recoverable. Finally, the reorganization charge also includes an estimated $0.5 million in accrued liabilities related to potential bankruptcy claims and $2.8 million in fees attributable to the DIP Financing and other related bankruptcy expenses.

                  Net loss increased $31.0 million from net loss of $1.4 million, or net loss per diluted share of $0.28, for the 36 weeks ended September 9, 2000 to net loss of $29.6 million, or net loss per diluted share of $6.01, for the 36 weeks ended September 8, 2001.

                  EBITDA decreased $3.6 million from $13.7 million, or 3.3% of sales, for the 36 weeks ended September 9, 2000 to $10.1 million, or 2.8% of sales for the 36 weeks ended September 8, 2001. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

Liquidity and Capital Resources

                  Debt. The primary sources of liquidity for the Company's operations have been borrowings under credit facilities and internally generated funds.

                  On August 1, 2001, Holding and Homeland filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") with United States Bankruptcy Court for the Western District of Oklahoma ("Bankruptcy Court"). The cases filed by Holding and Homeland are In re Homeland Holding Corporation, Debtor, Case No. 01-17869TS, and In re Homeland Stores, Inc., Debtor, Case No. 01-17870TS, respectively. Holding and Homeland continue in possession of their properties and the management of their businesses as debtors-in-possession pursuant to Section 1107 and Section 1108 of the Bankruptcy Code. The Company continues to be managed by their respective directors and officers, subject in each case to the supervision of the Bankruptcy Court.

                  On December 17, 1998, the Company entered into a Loan Agreement, as subsequently amended, with National Bank of Canada ("NBC"), as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Whitehall Business Credit, Inc., under which these lenders provided a working capital and letter of credit facility, and a term loan facility ("NBC Loan Agreement"). On August 1, 2001, the Bankruptcy Court approved the provision by the lenders led by NBC, of continued financing under the Loan Agreement. The financing provided by NBC and the other lenders was provided on substantially the same terms as NBC and the lenders provided financing prior to August 1, 2001, with two notable exceptions; the maturity date was shortened to August 18, 2001, from August 2, 2002, and the maximum amount available under the Revolving Facility was reduced to $33.0 million from $37.0 million. Additionally, the Bankruptcy Court approved the provision by Associated Wholesale Grocers, Inc. ("AWG"), the primary supplier to the Company, of an advance of $3.1 million under a supply agreement between AWG and the Company. The advance provided by AWG bears interest at the prime rate plus 200 basis points per annum, has a maturity date of April 2002 and is secured by liens on, and security interest in, the equity of the Company in AWG, as well as the other assets which secured the pre-petition obligations of the Company to AWG.

                  On August 15, 2001, in connection with the Chapter 11 Cases, the Company entered into New Loan Agreements with Fleet Retail Finance Inc. ("Fleet"), Back Bay Capital Funding L.L.C. ("Back Bay") and Associated Wholesale Grocers, Inc. ("AWG") for debtor-in-possession financing ("DIP Financing") and terminated the existing Loan Agreement with NBC and certain other lenders. Under the DIP Financing, Fleet and Back Bay provide a revolving credit facility ("Revolver") under, which the Company may borrow the lesser of (a) $25.0 million or (b) the applicable borrowing base ($17.9 million at September 8, 2001), and a $10.0 million term loan for a maximum aggregate principal amount of $35.0 million. Funds borrowed under the Revolver were used to repay borrowings under the NBC Loan Agreement, pay certain pre-petition indebtedness approved by the Bankruptcy Court and for general corporate purposes of the Company. The DIP Financing matures on the earlier of (a) August 1, 2003, (b) emergence through a confirmed plan of reorganization approved by the Bankruptcy Court or (c) other events as defined in the New Loan Agreements. An additional $29.0 million of DIP financing was provided by AWG which included a new $16.5 million term loan (used to repay borrowings under the NBC Loan Agreement), a restated term loan totaling $9.4 million replacing previously outstanding acquisition-related loans, and a $3.1 million term loan replacing amounts AWG had previously advanced under a supply agreement. The DIP Financing loans are secured by liens on, or security interests in, all of the assets of the Company and would have a super-priority administrative status under the Bankruptcy Code. In conjunction with the AWG loans described above, the Company entered into a new 10-year Supply Agreement with AWG, which contains volume protection rights similar to those in the previous Supply Agreement with AWG.

                  The interest rate payable on the Revolver can be characterized as either a London Interbank Offered Rate ("LIBOR") Loans, or base rate loan based on the prime rate publicly announced by Fleet National Bank plus a percentage which varies based on a number of factors, including: (a) excess availability under the Revolver; (b) the time period; and (c) whether the Company elects to use LIBOR. The current interest rate pricing under the Revolver is either the base rate plus 50 basis points or LIBOR plus 250 basis points. As of September 8, 2001, the Company had $9.6 million of borrowings under the Revolver at a rate of 6.28% and $8.3 million of excess availability. The $10.0 million Back Bay term loan, which was fully funded on August 15, 2001, bears interest at an annual fixed rate of 16.50%. The $16.5 million AWG term loan, which was fully funded on August 15, 2001, bears interest at the prime rate plus 200 basis points (8.00% at September 8, 2001). There are no scheduled principal payments on either of the term loans; however, the Company is required to make certain mandatory prepayments as defined in the New Loan Agreements. The application of the mandatory prepayments to the outstanding principal balances of the term loans is subject to an Inter-Creditor Agreement between Fleet/Back Bay and AWG. The $9.4 million AWG restated term loan, which was fully funded on August 15, 2001, bears interest at the prime rate plus 100 basis points (7.00% at September 8, 2001), subject to minimum limitations. Principal payments are required weekly. The $3.1 million AWG term loan, which was fully funded on August 15, 2001, bears interest at the prime rate plus 200 basis points (8.00% at September 8, 2001). Principal payments are required each four-week period.

                    The New Loan Agreements include certain customary restrictions on acquisitions, asset dispositions, capital expenditures, consolidations and mergers, distributions, divestitures, indebtedness, liens and security interests and transactions with affiliates and payment of dividends. The New Loan Agreement also provides for acceleration of principal and interest payments in the event of certain material adverse changes, as determined by the lenders.

                  As of August 2, 1996, the Company entered into an Indenture with Fleet National Bank (predecessor to State Bank and Trust Company), as trustee, under which the Company issued $60.0 million principal amount of 10% Senior Subordinated Notes due 2003 ("Notes"). Homeland failed to make the required $3.0 million interest payment on August 1, 2001, which constituted a default under the Indenture; enforcement by the holders of the Notes of their remedies is stayed by the Bankruptcy Code.

                  During the second quarter of 2001, the Company began to experience increasing liquidity difficulties, particularly following amendments to the NBC Loan Agreement reducing available credit on which NBC and the other lenders under the then effective NBC Loan Agreement in the second quarter. While trade creditors generally continued to provide credit to the Company on customary credit terms during that quarter, some trade creditors had imposed tighter credit terms, further reducing the liquidity of the Company. Since the August 1, 2001 filing, the Company has been in negotiations with its critical vendors and has been encouraged by the support received relative to the return to trade terms received by the Company prior to the filing. The Company believes that the availability of funds sufficient to permit the Company to pay its trade creditors in accordance with their customary credit terms is critical to the continued willingness of the trade creditors to supply the Company.

                  Working Capital and Capital Expenditures. The Company's primary sources of capital have been borrowing availability under revolving facilities and cash flow from operations, to the extent available. The Company uses the available capital resources for working capital needs, capital expenditures and repayment of debt obligations.

                  The Company's EBITDA (earnings before net interest expense, taxes, depreciation and amortization, inventory write-down, store closing charges, asset impairment, reorganization items and gain/loss on disposal of assets), as presented below, is the Company's measurement of internally-generated operating cash for working capital needs, capital expenditures and payment of debt obligations:

                                                    12 weeks           12 weeks           36 weeks           36 weeks
                                                     ended              ended              ended              ended
                                                  September 8,       September 9,       September 8,       September 9,
                                                      2001               2000               2001               2000
                                                  ------------       ------------       ------------       ------------

     Income (loss) before income taxes            $    (26,878)      $     (2,097)      $    (29,624)      $     (1,376)

     Inventory write-down                                1,487                 --              1,487                 --

     Asset impairment                                       --                 --              1,702                 --

     Reorganization expense                             22,332                 --             22,332                 --

     Interest income                                      (197)              (176)              (596)              (520)

     Interest expense                                    1,882              2,522              6,905              7,319

     Loss on disposal of assets                              3                 --                 17                 29

     Depreciation and amortization                       2,599              2,773              7,923              8,215
                                                  ------------       ------------       ------------       ------------

     EBITDA                                       $      1,228       $      3,022       $     10,146       $     13,667
                                                  ============       ============       ============       ============

     As a percentage of sales                             1.05%              2.21%              2.77%              3.29%
     As a multiple of interest expense,
        net of interest income                           0.73x              1.29x              1.61x              2.01x

                  Net cash provided by operating activities decreased $3.7 million, from net cash provided of $2.3 million for the 36 weeks ended September 9, 2000 to net cash used of $1.4 million for the 36 weeks ended September 8, 2001. The decrease versus the prior year principally reflects unfavorable decreases in trade payables, the payment of fees related to the bankruptcy, and the decline in EBITDA, partially offset by favorable decreases in inventory and receivables. The decrease in trade payables is attributable to reduced trade credit by selected vendors, the decline in sales and the closing of seven stores in January 2001. The reduction in inventory is primarily attributable to the seven stores closed in January 2001.

                  Net cash used in investing activities decreased $5.5 million, from $6.4 million for the 36 weeks ended September 9, 2000 to $0.9 million for the 36 weeks ended September 8, 2001. Capital expenditures decreased $2.3 million from $3.2 million for the 36 weeks ended September 9, 2000 to $0.9 million for the 36 weeks ended September 8, 2001.

                  Net cash used in financing activities decreased $3.2 million from net cash provided by financing activities of $2.5 million for the 36 weeks ended September 9, 2000 to net cash used in financing activities of $0.7 million for the 36 weeks ended September 8, 2001. The decrease primarily reflects additional principal payments of the obligations thus far during 2001 and the changes resulting from the DIP Financing.

                  The Company considers its capital expenditure program a strategic part of the overall plan to support its market competitiveness. Cash capital expenditures for 2001, which will be invested primarily in the on-going maintenance and modernization of certain stores and does not include provisions for acquisitions, are anticipated to be approximately $2.0 million. The funds for the capital expenditures are expected to be provided by internally-generated cash flows from operations and borrowings under the New Loan Agreement with Back Bay and Fleet.

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

New Accounting Pronouncements

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No 141 prohibits the use of the pooling-of-interest method in accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives to no longer require amortization, but rather an annual review for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for goodwill and intangible assets acquired prior to July 1, 2001, and applies to all goodwill and other intangible assets recognized in an entity's financial statements as of that date. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the nonamortization and amortization provisions of SFAS No. 142. Amortization expense for the 36 weeks ended September 8, 2001 of $0.5 million includes $0.3 million related to the amortization of goodwill and intangible assets that will not be required for fiscal years beginning after December 15, 2001.

                  In June 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of." SFAS No. 144, effective for fiscal years beginning after December 15, 2001, supercedes existing pronouncements related to impairment and disposal of long-lived assets. The Company is currently assessing the impact of these pronouncements on its financial statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         On August 1, 2001, Holding and Homeland filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") with United States Bankruptcy Court for the Western District of Oklahoma ("Bankruptcy Court"). The cases filed by Holding and Homeland are In re Homeland Holding Corporation, Debtor, Case No. 01-17869TS, and In re Homeland Stores, Inc., Debtor, Case No. 01-17870TS, respectively. Holding and Homeland continue in possession of their properties and the management of their businesses as debtors-in-possession pursuant to Section 1107 and Section 1108 of the Bankruptcy Code. The Company continues to be managed by their respective directors and officers, subject in each case to the supervision of the Bankruptcy Court.

Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits: The following exhibits are filed as part of this report:

                           Exhibit No.               Description
                           -----------               -----------

                              10aaa                  Credit Agreement dated as of August 15, 2001 with Associated
                                                     Wholesale Grocers, Inc.

                              10aab                  Supply Agreement dated as of August 15, 2001 with Associated
                                                     Wholesale Grocers, Inc.

                              10aac                  Credit Agreement dated as of August 15, 2001 with Fleet
                                                     Retail Finance, Inc. and Back Bay Capital Funding L.L.C.

                  (b) Report on Form 8-K: The following report on Form 8-K was filed during the quarter ended September 8, 2001.

                                  Date               Description
                                  ----               -----------

                           August 13, 2001           The filing of Chapter 11 petitions by Homeland Holding
                                                     Corporation and Homeland Stores, Inc. on August 1, 2001.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HOMELAND HOLDING CORPORATION


Date:    November 28, 2001              By:  /s/ David B. Clark
                                            ------------------------------------
                                            David B. Clark, President, Chief
                                            Executive Officer, and Director
                                            (Principal Executive Officer)


Date:    November 28, 2001              By:  /s/ Wayne S. Peterson
                                            ------------------------------------
                                            Wayne S. Peterson, Senior Vice
                                            President/Finance, Chief Financial
                                            Officer and Secretary
                                            (Principal Financial Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

   10aaa                 Credit Agreement dated as of August 15, 2001 with
                         Associated Wholesale Grocers, Inc.

   10aab                 Supply Agreement dated as of August 15, 2001 with
                         Associated Wholesale Grocers, Inc.

   10aac                 Credit Agreement dated as of August 15, 2001 with Fleet
                         Retail Finance, Inc. and Back Bay Capital Funding
                         L.L.C.