Form 10-K
period 2001-12-29
HOMELAND HOLDING CORP
filed 2002-04-12
CIK 835582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

           Annual report pursuant to Section 13 or 15(d) of the Securities
   [X]     Exchange Act of 1934 [No Fee Required]
           For the fiscal year ended December 29, 2001

                                  OR

           Transition report pursuant to Section 13 or 15(d) of the Securities
   [ ]     Exchange Act of 1934 [No Fee Required]
           For the transition period from ____________ to ____________.

Commission file number 33-48862

                          HOMELAND HOLDING CORPORATION
                    Debtor-in-Possession as of August 1, 2001
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of April 5, 2002:

         $246,294, based on a closing price of $0.05 of the registrant's common stock on the NASDAQ/OTCBB.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of April 5, 2002:

                          Homeland Holding Corporation
                         Common Stock: 4,925,871 shares

                          HOMELAND HOLDING CORPORATION
                   Debtor-in-Possession as of August 1, 2001

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

                               TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I

ITEM 1.  BUSINESS.......................................................................  1

         General........................................................................  1
         Background.....................................................................  1
         AWG Transaction................................................................  1
         1996 Restructuring.............................................................  2
         2001 Voluntary Bankruptcy Filing...............................................  2
         Business Strategy..............................................................  3
         Homeland Supermarkets..........................................................  4
         Merchandising Strategy and Pricing.............................................  5
         Customer Services..............................................................  5
         Advertising and Promotion......................................................  5
         Products.......................................................................  6
         Supply Arrangements............................................................  6
         Employees and Labor Relations..................................................  7
         Computer and Management Information Systems....................................  7
         Competition....................................................................  7
         Trademarks and Service Marks...................................................  8
         Regulatory Matters.............................................................  8

ITEM 2.  PROPERTIES.....................................................................  8

ITEM 3.  LEGAL PROCEEDINGS..............................................................  9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS............................................................  9

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDERS MATTERS...............................................  9

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA........................................... 10


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS.................................................................. 13
           Critical Accounting Policies and Estimates..................................... 13
           Results of Operations.......................................................... 15
           Liquidity and Capital Resources................................................ 20
           Inflation/Deflation............................................................ 24
           Recent Accounting Pronouncements............................................... 25

Item 7a.   QUANTITATIVE AND QUALITATIVE DISCUSSIONS
           ABOUT MARKET RISK.............................................................. 26

ITEM 8.    FINANCIAL STATEMENTS AND
           SUPPLEMENTARY DATA............................................................. 26

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
           ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE........................................................... 26

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS
           OF THE REGISTRANT.............................................................. 27

ITEM 11.   EXECUTIVE COMPENSATION......................................................... 30

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT  ............................................. 40

ITEM 13.   CERTAIN RELATIONSHIPS AND
           RELATED TRANSACTIONS........................................................... 43
PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS
           AND REPORTS ON FORM 8-K........................................................ 44



SIGNATURES................................................................................ II-1

INDEX TO FINANCIAL STATEMENTS AND EXHIBITS................................................ F-1

EXHIBIT INDEX............................................................................. E-1

                          HOMELAND HOLDING CORPORATION
                   Debtors-in-Possession as of August 1, 2001

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001


ITEM 1. BUSINESS

General

                  Homeland Holding Corporation ("Holding"), through its wholly-owned subsidiary, Homeland Stores, Inc. ("Homeland") and Homeland's wholly-owned subsidiary, JCH Beverage, Inc. ("JCH"), and JCH's wholly-owned subsidiary, SLB Marketing, Inc. (collectively referred to herein as the "Company"), is a supermarket chain in the Oklahoma, southern Kansas and Texas Panhandle region. During the year ended December 29, 2001 the Company operated in four distinct market places: Oklahoma City, Oklahoma; Tulsa, Oklahoma; Amarillo, Texas; and certain rural areas of Oklahoma, Kansas and Texas. As of December 29, 2001, the Company operated 54 stores in these markets.

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

AWG Transaction

                  On April 21, 1995, the Company sold 29 of its stores and its warehouse and distribution center to Associated Wholesale Grocers, Inc. ("AWG") pursuant to an Asset Purchase Agreement dated as of February 6, 1995 (the "AWG Purchase Agreement"), for a cash purchase price of approximately $72.9 million, including inventory, and the assumption of certain liabilities by AWG. At the closing, the Company and AWG also entered into a seven-year supply agreement ("1995 Supply Agreement"), whereby the Company became a retail member of the AWG cooperative and AWG became the Company's primary supplier. The Company has purchased 15 shares of AWG Class A Common Stock, representing an equity position of 0.3%, in order to be a member of AWG. The transactions between the Company and AWG are referred to herein as the "AWG Transaction."

                  AWG is a buying cooperative which sells groceries on a wholesale basis to its retail member stores. AWG serves more than 750 member stores located in a ten-state region with approximately $3.1 billion in revenues in 2001.

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

1996 Restructuring

                  On May 13, 1996, Holding and Homeland filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware (the "Delaware Bankruptcy Court"). Simultaneously with such filings, the Company submitted a "pre-arranged" plan of reorganization, which set forth the terms of the restructuring of the Company (the "Restructuring"). The purpose of the Restructuring was to substantially reduce the Company's debt service obligations and labor costs and to create a capital and cost structure that would allow the Company to maintain and enhance the competitive position of its business and operations. The Restructuring was negotiated with, and supported by, the lenders under the Company's then existing revolving credit facility, an ad hoc committee (the "Noteholders Committee") representing approximately 80% of the Company's outstanding Old Notes and the Company's labor unions. The Delaware Bankruptcy Court confirmed the Company's First Amended Joint Plan of Reorganization, as modified (the "Plan of Reorganization") on July 19, 1996, and the Plan of Reorganization became effective on August 2, 1996 (the "Effective Date").

2001 Voluntary Bankruptcy Filing

                  On August 1, 2001, Holding and Homeland filed voluntary petitions (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") with the United States Bankruptcy Court for the Western District of Oklahoma ("Bankruptcy Court"). The cases filed by Holding and Homeland are In re Homeland Holding Corporation, Debtor, Case No. 01-17869TS, and In re Homeland Stores, Inc., Debtor, Case No. 01-17870TS (collectively, the "Chapter 11 Cases"). Holding and Homeland continue in possession of their properties and the management of their businesses as debtors-in-possession pursuant to Section 1107 and Section 1108 of the Bankruptcy Code. Holding and Homeland continue to be managed by their respective directors and officers, subject in each case to the supervision of the Bankruptcy Court.

                  JCH and SLB did not file voluntary petitions under the Bankruptcy Code as part of the Filing. Assets and results of operations of those entities are less than 1% of consolidated totals.

                  The Filing was made in response to increasing liquidity difficulties encountered during the second quarter of 2001, particularly following amendments to the Loan Agreement in the second quarter reducing available credit, on which National Bank of Canada ("NBC") and the other lenders under the then effective NBC Loan Agreement (as defined below) insisted. While trade creditors generally continued to provide credit to the Company on customary credit terms during that quarter, some trade creditors had imposed tighter credit terms, further reducing the liquidity of the Company.

                  Under the Indenture with Fleet National Bank (predecessor to State Bank and Trust Company), Homeland was required to make an interest payment on August 1, 2001 on its $60.0 million principal amount in 10% Senior Subordinated Notes ("Notes"). Homeland failed to make the required $3.0 million interest payment, which constituted a default under the Indenture.

                  On August 15, 2001, in connection with the Chapter 11 Cases, the Company entered into New Loan Agreements (as defined below) with Fleet Retail Finance Inc. ("Fleet"), Back Bay

Capital Funding L.L.C. ("Back Bay") and Associated Wholesale Grocers, Inc. ("AWG") for debtor-in-possession financing ("DIP Financing") and paid amounts outstanding under the existing NBC Loan Agreement with NBC and certain other lenders. Under the DIP Financing, Fleet and Back Bay provide a revolving credit facility ("Revolver") under which the Company may borrow the lesser of (a) $25.0 million or (b) the applicable borrowing base ($12.0 million at December 29, 2001), and a $10.0 million term loan for a maximum aggregate principal amount of $35.0 million. Funds borrowed under the Revolver were used to repay borrowings under the NBC Loan Agreement, pay certain pre-petition indebtedness whose payment was approved by the Bankruptcy Court and for general corporate purposes of the Company. An additional $29.0 million of DIP Financing was provided by AWG which included a new $16.5 million term loan (used to repay borrowings under the NBC Loan Agreement), a restated term loan totaling $9.4 million replacing previously outstanding acquisition-related loans, and a $3.1 million term loan representing an advance of rebate amounts expected to be earned by the Company under the 1995 Supply Agreement. The DIP Financing loans are secured by liens on, or security interests in, all of the assets of the Company and have a super-priority administrative status under the Bankruptcy Code. In conjunction with the AWG loans described above, the Company entered into a new 10-year supply agreement ("2001 Supply Agreement") with AWG, which contains volume protection rights, right of first refusal and non-compete agreements similar to those in the 1995 Supply Agreement with AWG. For additional information, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                  With the exception of the $9.4 million and $3.1 million term loans from AWG, the DIP Financing matures on the earlier of (a) August 1, 2003,
(b) emergence through a confirmed plan of reorganization approved by the Bankruptcy Court or (c) other events as defined in the New Loan Agreements. The $9.4 million AWG term loan matures in February 2007 and requires weekly principal and interest payments. The $3.1 million AWG term loan matures in May 2002 and requires principal payments every four weeks and interest payments weekly.

                  The Company has received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations in the ordinary course of business, including critical trade creditors, employee wages and benefits and customer programs.

                  As provided by the Bankruptcy Code, the Company initially has the exclusive right to propose a plan of reorganization ("Plan"). The Company's exclusive right expires April 30, 2002. The Company expects to file its proposed Plan in the second quarter of 2002 Nevertheless, the Company is currently executing a strategy to close unprofitable locations and to divest selected locations and markets. The Company began the year with 85 stores, it had 54 stores as of December 29, 2001 and it intends to emerge from bankruptcy with a total of 44 stores.

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

Business Strategy

                  The Company's general business strategy is to improve the sales and profitability of its 44 store core business through a consumer marketing strategy which positions the Company as a faster, fresher, better alternative to other food outlets. Usage of the Homeland Savings Card as a relationship marketing tool, as well as strong weekly promotions communicated through extensive use of print, and other media are intended to help the Company achieve this business strategy. The Company is committed to high quality perishable departments and quick and friendly checkout.

                  Having been in its market for more than 69 years (through its predecessor Safeway), the Company enjoys a high recognition with its customers. The Company continues to build this rapport with its customers by participating in local community events and offering the "Apples for Students" program, whereby schools can obtain computers and other educational products by collecting Homeland receipts. The Company is also a major sponsor of the Easter Seals program in its markets.

Homeland Supermarkets

                  As of December 29, 2001, the Company's 54 operating stores feature three basic store formats. The Company's 15 conventional stores are primarily in the 21,000 total square feet range and carry the traditional mix of grocery, meat, produce and general merchandise products. These stores contain more than 20,000 stock keeping units, including food and general merchandise. Sales volumes of conventional stores range from $50,000 to $115,000 per week. The Company's 30 superstores are in the 35,000 total square feet range and offer, in addition to the traditional departments, two or more specialty departments. Sales volumes of superstores range from $80,000 to $285,000 per week. The Company's 9 combo store format includes stores of approximately 55,000 total square feet were designed to enable the Company to expand shelf space devoted to general merchandise. Sales volumes of combo stores range from $150,000 to $265,000 per week. The Company's new stores and certain remodeled locations have incorporated the Company's new, larger superstore and combo formats. Of the 10 stores to be divested or closed as of December 29, 2001, 4 are conventional stores, 5 are superstores, and 1 is a combo store.

                  The chart below summarizes Homeland's store development over the last three fiscal years:

                                                         Fiscal Year Ended
                                                 -------------------------------
                                                 12/29/01    12/30/00    1/1/00
                                                 --------    --------    -------
Average sales per store(1)
  (in millions) ............................     $   7.2     $   7.1     $   7.8

Average total square feet
  per store ................................      34,558      37,765      35,786

Average sales per
  square foot(1) ...........................     $   207     $   197     $   206

Number of stores:
  Stores at start of period ................          85          80          69
  Stores remodeled .........................           0           0           5
  New stores opened ........................           0           7          13
  Stores sold or closed ....................          31           2           2
  Stores at end of period ..................          54          85          80

Size of stores:
  Less than 25,000 sq. ft ..................          12          13          13
  25,000 to 35,000 sq. ft ..................          20          28          28
  35,000 sq. ft. or greater ................          22          44          39

Store formats:
  Conventional .............................          15          18          18
  SuperStore ...............................          30          48          49
  Combo ....................................           9          19          13

(1)      For those stores open entire fiscal year.

         The Company's network of stores is managed by district managers on a geographical basis through three districts. Store managers are responsible for determining staffing levels, managing store inventories (within the confines of certain parameters set by the Company's corporate headquarters) and purchasing products. Store managers have significant flexibility with respect to the quantities of items carried while the Company's corporate headquarters is directly responsible for merchandising, advertising, pricing and capital expenditure decisions.

Merchandising Strategy and Pricing

         The Company's merchandising strategy emphasizes a competitive pricing structure, as well as quality products and service, selection, convenient store locations, specialty departments and perishable products (i.e., meat, produce, bakery and seafood). The Company's strategy is to price competitively with targeted supermarket operators in each market area. The Company also offers double coupons, with some limitations, in all areas in which it operates.

         The in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week. The Company's main vehicle of value delivery is its "Homeland Savings Card" which allows customers with the card the opportunity to purchase over 2,000 items at a reduced cost each week.

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

         The Company currently utilizes a broad range of print advertising in the markets it serves, including newspaper advertisements, advertising inserts and circulars and promotional campaigns that cover substantially all of the Company's markets. The Company receives cooperative and performance advertising reimbursements from vendors, which reduce its advertising costs.

Products

                  The Company provides a wide selection of name-brand and private label products to its customers. All stores carry a full line of meat, dairy, produce, frozen food, health and beauty care and selected general merchandise. As of the close of fiscal year 2001, approximately 80% of the Company's stores had service delicatessens and/or bakeries and approximately 56% had in-store pharmacies. In addition, some stores provide additional specialty departments that offer ethnic food, fresh and frozen seafood, floral services and salad bars.

                  As a result of the Company's supply relationship with AWG, the Company's stores also offer AWG private label goods, including Best Choice(R) and Always Save(R).

                  Private label products generally represent quality and value to customers and typically contribute to a higher gross profit margin than national brands. The promotion of private label products is an integral part of the Company's merchandising philosophy of building customer loyalty as well as improving the Company's "pricing image." The Company intends to use the Best Choice(R) line of products as the main vehicle to accomplish these goals.

Supply Arrangements

                  The Company is a party to the 1995 Supply Agreement with AWG, pursuant to which the Company became a member of the AWG cooperative, and to the 2001 Supply Agreement (together "Supply Agreements"). AWG is the Company's primary supplier and currently supplies approximately 70% of the goods sold in the Company's stores. See "Business -- AWG Transaction."

                  Pursuant to the Supply Agreements, AWG is required to supply products to the Company at the lowest prices and on the best terms available to AWG's retail members. In addition, the Company is: (a) eligible to participate in certain cost-savings programs available to AWG's other retail members; and
(b) is entitled to receive certain member rebates and refunds based on the dollar amount of the Company's purchases from AWG's distribution center.

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

                  The Supply Agreements with AWG contains certain "Volume Protection Rights," including: (a) the right of first offer (the "First Offer Rights") with respect to any proposed sales of stores supplied under the Supply Agreements (the "Supplied Stores") and a sale of more than 50% of the outstanding stock of Holding or Homeland to an entity primarily engaged in the retail or wholesale grocery business; (b) the Company's agreement not to compete with AWG as a wholesaler of grocery products during the term of the Supply Agreements; and (c) the Company's agreement to dedicate the Supplied Stores to the exclusive use of a retail grocery facility owned by a retail member of AWG (the

"Use Restrictions"). The Company's agreement not to compete and the Use Restrictions contained in the Supply Agreements are terminable with respect to a Supplied Store upon the occurrence of certain events, including the Company's compliance with AWG's First Offer Rights with respect to any proposed sale of such store. In addition, the Supply Agreements provide AWG with certain purchase rights in the event the Company closes 90% or more of the Supplied Stores.

                  In conjunction with the Company's April 2000 acquisition of three Baker's Supermarkets, the Company recorded a $1.6 million liability related to an unfavorable supply contract with Fleming Companies Inc. ("Fleming"). This 5-year supply contract requires the Company to purchase a minimum annual amount of merchandise or remit a payment to Fleming in the amount of 3% of purchase volume shortfall, estimated by the Company at the date of acquisition to be $1.6 million over the life of the contract. During 2001, the Company remitted a payment of $0.4 million related to the purchase volume shortfall in 2000. In the fourth quarter of 2001, the Company determined that it would likely reject the supply contract. As a result, the Company recorded a charge to reorganization claims expense in the amount of $2.1 million. Combined with the remaining liability established at the time of acquisition, the Company has recorded an aggregate liability of $3.3 million related to this contract. Fleming has submitted an unsecured claim to the Bankruptcy Court in the amount of $3.7 million, which represents the maximum liability for all remaining years under the contract. The Company believes that the claim is more accurately stated at $3.3 million reflecting a reduction, pursuant to the contract, attributable to the closing of one of the acquired stores.

Employees and Labor Relations

                  At December 29, 2001, the Company had a total of 2,898 employees, of whom 1,758, or approximately 61%, were employed on a part-time basis. The Company employs 2,809 in its supermarket operations. The remaining employees are corporate and administrative personnel.

                  The Company is the only unionized grocery chain in its market areas. Approximately 88% of the Company's employees are union members, represented primarily by the United Food and Commercial Workers of North America ("UFCWNA").

Computer and Management Information Systems

                  The Company utilizes client/server systems in order to enhance its information management capabilities and improve its competitive position. The systems include the following features: time and attendance, human resource, accounting and budget tracking, scan support and merchandising systems, direct store delivery system and a check verification and credit card system.

                  The Company has scanning checkout systems in all of its 54 stores. As a result of store acquisitions, the Company currently utilizes three separate scanning systems. The Company will continue to evaluate a common system for all stores and to evaluate the need to invest and upgrade its scanning and point-of-sale systems to improve efficiency. The Company also collects information on the purchases made by its "Homeland Savings Card" holders with the intent to target its promotional activities on this market segment. See "Business -- Advertising and Promotion."

Competition

                  The supermarket business in the Company's market areas is highly competitive, but very fragmented, and includes numerous independent operators. The Company estimates that these operators represent a substantial percentage of its markets. The Company also competes with larger store chains such as Albertson's and Wal-Mart, which operate 28 stores and 46 stores (36 Wal-Mart

Supercenters and 10 Wal-Mart Neighborhood Markets), respectively, in the State of Oklahoma. The Company's market areas also include "price impact" stores such as Crest, large independent store groups such as IGA, regional chains such as United, and discount warehouse stores.

                  The Company's business has been adversely affected in recent years by the entry of new competition into the Company's key markets, which resulted in a decline in the Company's comparable store sales in 1997 and 1998. In 1997, there were 8 competitive openings in the Company's market area, including 3 new Wal-Mart Supercenters and 2 new Albertson's. In 1998, there were 7 additional competitive openings, including 4 new Wal-Mart Supercenters and 3 new independent stores. In 1999, the Company's comparable sales increased despite 8 competitive openings, including 4 new Albertson's, 3 new Wal-Mart Supercenters and one new independent store. In 2000 and 2001, the Company again experienced a decline in comparable store sales. In 2000, there were 13 competitive openings including 4 new Wal-Mart Supercenters, 7 new Wal-Mart Neighborhood Markets and 2 new independent stores. In 2001, there were 7 competitive openings including 1 new Wal-Mart Supercenter, 3 new Wal-Mart Neighborhood Markets and 3 new independent stores. Based on information publicly available, the Company expects that, during 2002, Wal-Mart will open 1 new Supercenter and 1 new Neighborhood Market, Aldi will open 1 new store, independents will open 2 new stores, and Target Supercenter will open 3 new stores in the Company's markets.

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

ITEM 2. PROPERTIES

                  At the beginning of 2001, the Company operated 85 supermarkets and owned 3 undeveloped parcels of land for future development. During the year, the Company closed 31 stores and currently is in the process of attempting to sell owned real estate and to find assignments of leased locations. As of April 5, 2002, the Company has achieved lease assignments for 3 locations, rejected the leases of 8 locations, and terminated 4 leases as a result of the expiration of existing terms. Additionally, of the remaining 16 properties and 3 undeveloped parcels of land, there are 7 lease assignments and 2 real property transactions pending. Although these pending transactions are anticipated to close by the end of April 2002, there can be no assurances that the transactions will be consummated.

                  Of the 54 supermarkets operated by the Company as of December 29, 2001, 11 are owned by Homeland and the balance are held under leases, which expire at various times between 2002 and 2030. Most of the leases are subject to up to six (6) five-year renewal options. Out of 43 leased stores, only 5 have terms (including option periods) of fewer than 10 years remaining. Most of the leases require the payment of taxes, insurance and maintenance costs and many of the leases provide for additional contingent rentals based on sales in excess of certain stipulated amounts. No individual store operated by Homeland is by itself material to the financial performance or condition of Homeland as a whole. Of the 54 supermarkets, 10 locations have been identified as additional stores to be sold or closed in 2002. These 10 stores include one owned and 9 leased locations. As of April 5, 2002, the owned store and 3 leased locations have been sold, pursuant to approval of the Bankruptcy Court, as going concerns to other supermarket operators. Ultimate disposition of the remaining 6 stores is also subject to approval of the Bankruptcy Court. Of these 6 stores, there are two lease assignment transactions pending, and again, there can be no assurances that the transactions will be consummated.

                  Substantially all of the Company's properties are subject to mortgages and security agreements securing the borrowings under the DIP Financing and a number of the stores acquired from AWG and its retail members are subject to mortgages and security agreements in favor of AWG. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations -- Liquidity and Capital Resources."

ITEM 3. LEGAL PROCEEDINGS

                  Homeland and Holding were debtors in cases styled In re Homeland Holding Corporation, Debtor, Case No. 96-748 (PJW), and In re Homeland Stores, Inc., Debtor, Case No. 96-747 (PJW), initiated with the Bankruptcy Court on May 13, 1996. The Plan of Reorganization was confirmed on July 19, 1996, and became effective on August 2, 1996. These cases were closed pursuant to the filing of the bankruptcy cases described in the following paragraph.

                  Holding and Homeland are debtors in cases styled In re Homeland Holding Corporation, Debtor, Case No. 01-17869TS, and In re Homeland Stores, Inc., Debtor, Case No. 01-17870TS, initiated with the Bankruptcy Court on August 1, 2001. Holding and Homeland continue in possession of their properties and the management of their businesses as debtors-in-possession pursuant to Section 1107 and Section 1108 of the Bankruptcy Code. Holding and Homeland continue to be managed by their respective directors and officers, subject in each case to the supervision of the Bankruptcy Court.

                  The Company is a party to ordinary routine litigation incidental to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted by Holding to a vote of Holding's security holders during the quarter ended December 29, 2001.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS

                  The Common Stock of Holding commenced public trading on the Nasdaq National Market System ("Nasdaq/OTCBB") on April 14, 1997. High and low sales prices of the Common Stock as reported by Nasdaq/NMS for each fiscal quarter of 2000 and 2001 are listed below:

                           High              Low
                          ------            ------
March 25, 2000            $4.531            $3.375
June 17,  2000            $4.500            $3.438
September 9, 2000         $4.375            $3.125
December 30, 2000         $3.375            $0.313
March 24, 2001            $0.688            $0.313
June 16, 2001             $0.510            $0.340
September 8, 2001         $0.340            $0.062
December 29, 2001         $0.090            $0.020

                  On April 5, 2002, there were 866 stockholders of record.

                  The Company received notification on March 8, 2001 from NASDAQ of a staff determination to delist the Company's Common Stock for failing to maintain the required minimum market value of public float and received notification on March 29, 2001, from NASDAQ of a staff determination to delist the Company's Common Stock for failing to meet the minimum share price. NASDAQ's Listing Qualifications Panel completed a review and concurred with the staff's recommendation to delist the Company's stock. Trading of the Company's Common Stock has moved to the OTC Bulletin Board.

                  No cash dividends were declared or paid since the Effective Date of the Plan of Reorganization. Holding is restricted from paying dividends by the NBC Loan Agreement, Indenture, and DIP Financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                      Equity Compensation Plan Information

                                  Number of securities to be issued         Weighted average exercise    Number of securities
                                    upon exercise of outstanding              price of outstanding       remaining available
Plan category                        options, warrants and rights         options, warrants and rights    for future issuance
-------------                     ---------------------------------       ----------------------------   ---------------------
Equity compensation plans                     878,500                               $4.07                       140,522
approved by security holders

Equity compensation plans                      75,000                                3.92                           -0-
not approved by security
holders

Total                                         953,500                               $4.06                       140,522

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                  The following table sets forth selected consolidated financial data of the Company which has been derived from financial statements of the Company for the 52 weeks ended December 29, 2001, the 52 weeks ended December 30, 2000, the 52 weeks ended January 1, 2000, the 52 weeks ended January 2, 1999, and the 53 weeks ended January 3, 1998. See "Notes to Selected Consolidated Financial Data" for additional information.

                  The selected consolidated financial data should be read in conjunction with the respective consolidated financial statements and notes thereto which are contained elsewhere herein.

                                                                      (In thousands, except per share amounts)

                                                     52 weeks         52 weeks         52 weeks         52 weeks         53 weeks
                                                      ended            ended            ended            ended            ended
                                                     12/29/01         12/30/00         01/01/00         01/02/99         01/03/98
                                                     ---------        ---------        ---------        ---------        ---------
Summary of Operating Data:
  Sales, net                                         $ 511,591        $ 600,835        $ 559,554        $ 529,576        $ 527,993
  Cost of sales                                        393,701          460,735          425,394          402,261          401,691
                                                     ---------        ---------        ---------        ---------        ---------
    Gross profit                                       117,890          140,100          134,160          127,315          126,302
  Selling and administrative expenses                  119,864          133,244          120,594          114,335          112,590
  Amortization of excess reorganization value(1)            --               --            6,890           13,672           14,527
  Store closing charge(2)                                   50            2,823               --               --               --
  Asset impairment(3)                                    1,702               --              925               --               --
                                                     ---------        ---------        ---------        ---------        ---------
  Operating profit (loss)                               (3,726)           4,033            5,751             (692)            (815)
  Gain (loss) on disposal of assets                        (30)             (61)             (15)              34             (117)
  Interest income                                          853              751              569              426              385
  Interest expense(4)                                   (9,458)         (10,612)          (9,011)          (8,484)          (8,408)
                                                     ---------        ---------        ---------        ---------        ---------
  Loss before reorganization expense
    and income taxes                                   (12,361)          (5,889)          (2,706)          (8,716)          (8,955)
  Reorganization expense(4)                            (34,035)              --               --               --               --
                                                     ---------        ---------        ---------        ---------        ---------
  Loss before income taxes                             (46,396)          (5,889)          (2,706)          (8,716)          (8,955)
  Income tax provision                                      --               --           (1,588)          (1,875)          (1,689)
                                                     ---------        ---------        ---------        ---------        ---------
    Net loss                                         $ (46,396)       $  (5,889)       $  (4,294)       $ (10,591)       $ (10,644)
                                                     =========        =========        =========        =========        =========
  Basic and diluted net loss per common share        $   (9.42)       $   (1.20)       $   (0.87)       $   (2.18)       $   (2.23)
                                                     =========        =========        =========        =========        =========

  Consolidated Balance Sheet Data:                    12/29/01         12/30/00         01/01/00         01/02/99         01/03/98
                                                     ---------        ---------        ---------        ---------        ---------
    Total Assets                                     $ 122,738        $ 179,758        $ 175,630        $ 165,084        $ 172,768
                                                     =========        =========        =========        =========        =========
    Long-term obligations, including current
      portion of long-term obligations               $  49,702        $ 114,247        $ 100,785        $  89,979        $  86,002
                                                     =========        =========        =========        =========        =========

    Liabilities subject to compromise(4)             $  72,718        $      --        $      --        $      --        $      --
                                                     =========        =========        =========        =========        =========

    Stockholders' equity (deficit)                   $ (27,875)       $  21,097        $  27,654        $  31,868        $  42,324
                                                     =========        =========        =========        =========        =========

                  NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA
                                 (In thousands)


(1) The Company's reorganization value in excess of amounts allocable to identifiable assets, established from the 1996 restructuring in accordance with "fresh-start" reporting, of $40,908 was amortized on a straight-line basis over three years. The excess reorganization value was fully amortized during the Company's 1999 third quarter ended September 11, 1999.

(2) For the 52 weeks ended December 30, 2000, the Company recorded a $2,823 store closing charge related to seven stores closed in January 2001. The charge was recorded to write-off the fixed assets, to recognize expenses attributable to closing the stores, and to accrue for the remaining lease obligations. Additionally, a charge of $1,423 was recorded in cost of sales to reflect a reduction to inventory attributable to the closeout of the inventory. In the aggregate, the Company recorded a $4,246 charge related to the closing of these seven stores. For the 52 weeks ended December 29, 2001, the Company recorded an additional $50 related to the remaining obligations for these seven stores.

(3) During the second quarter of 2001, the Company recorded an asset impairment charge of $1.7 million related to the portion of goodwill which the Company believes will not be recoverable.

(4) On August 1, 2001, Holding and Homeland filed voluntary petitions (the 'Filing") under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") with the United States Bankruptcy Court for the Western District of Oklahoma ("Bankruptcy Court"). The cases filed by Holding and Homeland are In re Homeland Holding Corporation, Debtor, Case No. 01-17869TS, and In re Homeland Stores, Inc., Debtor, Case No. 01-17870TS (collectively, the "Chapter 11 Cases"). Holding and Homeland continue in possession of their properties and the management of their businesses as debtors-in-possession pursuant to Section 1107 and
         Section 1108 of the Bankruptcy Code. Holding and Homeland continue to be managed by their respective directors and officers, subject in each case to the supervision of the Bankruptcy Court.
         As a result of the bankruptcy filings discussed above, the consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under Bankruptcy Code," on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business.

         As provided by the Bankruptcy Code, the Company initially has the exclusive right to propose a plan of reorganization ("Plan"). The Company's exclusive right expires April 30, 2002. The Company expects to file its proposed Plan in the second quarter of 2002. Nevertheless, the Company is currently executing a strategy to close unprofitable locations and to divest selected locations and markets. The Company began the year with 85 stores, it had 54 stores as of December 29, 2001 and it intends to emerge from bankruptcy with a total of 44 stores.

         Pursuant to SOP 90-7, Homeland's pre-petition liabilities that are subject to compromise are reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 29, 2001, the components of the estimated pre-petition liabilities that are subject to compromise are as follows:

Debt, pre-petition plus accrued interest         $63,000
Accounts payable                                   3,020
Other accrued liabilities                          6,698
                                                 -------
            Total                                $72,718
                                                 =======


         SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. As of December 29, 2001, the components of the reorganization expense are as follows:

Asset impairment                                 $22,248
Store closing charge                               5,272
Claims Expense                                     3,719
Fees                                               2,796
                                                 -------
            Total:                               $34,035
                                                 =======

         In accordance with SOP 90-7, interest expense associated with unsecured debt has not been reported subsequent to the date of the Filing. The contractual amount of interest expense on those obligations exceeds the amount reported by $2.6 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates.

                  The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and their related disclosures. There can be no assurances that the actual results will not differ from those estimates. Additionally, as a result of the bankruptcy filings discussed above, the consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under Bankruptcy the Code," on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the voluntary bankruptcy filings, such realization of certain of Company assets and liquidation of certain of Company liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization. The Company has identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements.

Revenue recognition. The Company recognizes revenue at the "point of sale" which is the completion of each transaction with its customers. While most transactions are completed by cash or cash equivalent payment, certain pharmacy related transactions require the Company to seek a portion of the sale transaction from a third party health care provider. A potential risk to the Company is the adjudication of a third party pharmacy transaction in an amount below what the Company expects to receive. The Company has established an estimated allowance for doubtful accounts to provide for such contingency.

AWG and the concentrations of credit and business risk. As previously discussed, the Company purchases approximately 70% of its products from AWG pursuant to both the 1995 Supply Agreement and the 2001 Supply Agreement. In conjunction with these supply agreements, the Company receives certain rebates and allowances from AWG as well as an annual distribution from AWG's cooperative arrangements. The annual distribution is a function of the profitability of the AWG cooperative and is distributed to its members in the form of cash and patronage refund certificates. Thus far during the Company's membership, the annual distribution has been allocated 60% and 40% to cash and patronage certificates, respectively. The patronage certificates are seven-year interest bearing certificates. The Company will be eligible to redeem its first patronage certificate from 1995 in January 2003. Receivables from AWG and the AWG patronage certificates subject the Company to a concentration of credit risk.

Inventories. Inventories are stated at the lower of cost or market with cost determined for the majority of the Company's inventories using the retail method. Under the retail method the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. The Company uses the retail method, for its grocery, health and beauty care and general merchandise inventories, which represented approximately 75.5% of the Company's total inventory at December 29, 2001. The remaining inventories are valued on a cost basis with information provided by suppliers. The retail method is an averaging method that is widely used in the grocery retail industry. Inherent in the retail method are certain significant management judgements and estimates including, among others, cost-to-retail ratios and shrink. These significant estimates, coupled with the fact that the retail method is an averaging process, can, under certain circumstances cause differences between the cost inventory recorded on the Company's general ledger and actual physical inventory results. Each of the Company's stores will have a minimum of three physical inventories for its grocery and health and beauty care and general merchandise departments during 2002.

Store closings and asset impairment. The Company records a store closing charge for the write-down of identified owned-store closings to their net realizable value. For those locations which are leased, the leasehold improvements are written down to their net realizable value and an expense is recorded if the anticipated expenses are in excess of expected sublease rental income. The Company also reviews its long-lived assets, including goodwill, for impairment. In the event that changes in circumstances indicate that the carrying value of assets may not be recoverable, the assets are written-down to fair value and an asset impairment expense is recorded. For purposes of the review, performed at the store level, allocated acquired goodwill and the other assets of each store are combined to determine if impairment is appropriate.

Advertising costs. The Company records the costs of its advertising expenditures as they are incurred.

Pre-opening costs. The Company records costs associated with the opening of new stores during the period in which they are incurred.

Results of Operations

         General

                  The table below sets forth selected items from the Company's Consolidated Statements of Operations as a percentage of net sales for the periods indicated:

                                                                 Fiscal Year

                                                    2001            2000            1999
                                                  -------         -------         -------
Sales, net                                         100.00%         100.00%         100.00%
Cost of sales                                       76.96           76.68           76.02
  Gross profit                                      23.04           23.32           23.98
Selling and administrative expenses                 23.43           22.18           21.55
Amortization of excess reorganization value            --              --            1.23
Store closing charge                                 0.01            0.47              --
Asset impairment                                     0.33              --            0.17
Operating profit (loss)                             (0.73)           0.67            1.03
Loss on disposal of assets                          (0.01)          (0.01)             --
Interest income                                      0.17            0.13            0.10
Interest expense                                    (1.85)          (1.77)          (1.61)
Loss before reorganization expense
  and income taxes                                  (2.42)          (0.98)          (0.48)
Reorganization expense                              (6.65)             --              --
Loss before income taxes                            (9.07)          (0.98)          (0.48)
Income tax provision                                   --              --           (0.28)
                                                  -------         -------         -------
  Net loss                                          (9.07)%         (0.98)%         (0.76)%
                                                  =======         =======         =======

COMPARISON OF FIFTY-TWO WEEKS ENDED DECEMBER 29, 2001 ("2001"), WITH FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000 ("2000").

                  Net sales decreased $89.2 million, or 14.9%, from $600.8 million for 2000 to $511.6 million for 2001. The decrease in sales is attributable to the closing of 31 stores and a decline in comparable store sales of 7.8%. The Company closed seven stores in January 2001, eight stores in September 2001, and 16 stores in December 2001. The decrease in comparable store sales is the result of fiscal year 2001 competitive openings; the impact of fiscal year 2000 competitive openings, which had yet to anniversary; the Company's inability to effectively promote during the liquidity challenges of the third quarter (i.e. inability to purchase necessary quantities of promotional merchandise given vendor credit restrictions); the impact of the Company's own inventory liquidation sale in the stores which were closed; and, the disruption caused by the August 1, 2001 bankruptcy filing.

                  There were 13 significant competitive openings during 2000, consisting of 4 new Wal-Mart Supercenters, 7 new Wal-Mart Neighborhood Markets and 2 new independent stores. In 2001, there were 7 competitive openings including 1 new Wal-Mart Supercenter, 3 new Wal-Mart Neighborhood Markets and 3 new independent stores. Based on information publicly available, the Company expects that, during 2002, Wal-Mart will open 1 new Supercenter and 1 new Neighborhood Market, Aldi will open 1 new store, independents will open 2 new stores, and Target Supercenter will open 3 new stores in the Company's markets.

                  The Company began the year with 85 stores, it had 54 stores in operation as of December 29, 2001 and it intends to emerge from bankruptcy with a total of 44 stores. Net sales for the 44 stores decreased $18.8 million, or 5.3%, from $355.0 million for 2000 to $336.2 million for 2001. Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on these 44 comparable store sales and net sales. Management believes that comparable store sales for these 44 stores will decline approximately 0.1%, during the first quarter of 2002. In response to this highly competitive environment, the Company intends to utilize its merchandising strategy to emphasize a competitive pricing structure, as well as emphasizing quality products and services, selection and convenient store locations. The in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week.

                  Gross profit as a percentage of sales decreased 0.3% from 23.3% for 2000, to 23.0% for 2001. The decrease in gross profit margin is attributable to the one-time inventory write-down associated with the closing of eight stores in September 2001 and the inventory liquidation of 16 stores in December 2001, partially offset by the inventory write-down recorded in 2000 attributable to the closing of seven stores in January 2001. Excluding the inventory write-downs described above, gross profit as a percentage of sales increased 0.3% from 23.6% for 2000, to 23.9% for 2001. The increase in gross profit margin reflects an increase in the AWG patronage rebate accrual, which was lower in 2000 as a result of the AWG strike, and a reduced level of promotional spending versus the prior year as the prior year included more competitive openings and the grand opening of the Company's acquired stores. The increase in gross margin was partially offset by continued pressure on pharmacy and health and beauty care margins and reduced promotional funding dollars from vendors.

                  Selling and administrative expenses as a percentage of sales increased 1.2% from 22.2% for 2000, to 23.4% for 2001. The increase in the expense ratio is attributable to increased occupancy costs, as a result of higher utility costs, increased expenses associated with the acquired stores, increased labor and employee benefits costs, including retention bonuses for senior executives and Company management, and an unfavorable impact to the expense ratio as a result of lower sales and the fixed nature of certain expenses, such as rent expense. The increase in the expense ratio was partially offset by a reduction in advertising expenditures, lower supply costs and the absence of start-up expenses of stores acquired in 2000. Additionally, during 2000, the Company's expense ratio was lower as a result of a reduction in the reserves for doubtful accounts due to a collection of a fully reserved receivable of $0.6 million and improved collections experience and a reduction in general liability reserves due to improved claims experience.

                  The Company recorded a store closing charge of $2.8 million in 2000 related to the closing of seven stores in January 2001. The store closing charge relates to expenses incurred to close the stores, to write-off fixed assets and to accrue for remaining lease obligations. In 2001, the Company recorded an additional $50,000 related to the remaining obligation for these seven stores.

                  During 2001, the Company recorded an asset impairment provision in the amount of $1.7 million related to goodwill that the Company believes will not be recoverable.

                  Operating profit decreased $7.7 million from an operating profit of $4.0 million for 2000, to an operating loss of $3.7 million for 2001. Excluding the $4.6 million inventory write-down, the $50,000 store closing costs and the $1.7 million asset impairment from the 2001 results and the $4.2 million store closing costs from the 2000 results, operating profit decreased $5.6 million from $8.2 million for 2000, to $2.6 million for 2001. The decline in operating profit reflects the decline in sales and the corresponding decrease in gross profit dollars partially offset by a decrease in selling and administrative expense dollars.

                  Interest expense, net of interest income, decreased $1.3 million from $9.9 million for 2000, to $8.6 for 2001. The decrease reflects a reduction in accrued interest since August 1, 2001 for the Notes (See Notes to Consolidated Financial Statements), a reduction in the variable interest rates and additional interest income from the interest bearing certificates of AWG, partially offset by the amortization of fees attributable to obtaining the DIP Financing, additional interest expense attributable to the acquired stores and increased borrowings under the New Loan Agreement. In accordance with SOP 90-7, interest expense associated with the Notes has not been reported subsequent to the date of the Filing. The contractual amount of interest expense on those obligations exceeds the amount reported by $2.6 million. See "Liquidity and Capital Resources."

                  During 2001, the Company recorded reorganization charges, which included store closing charges and asset impairment charges (See Notes to Consolidated Financial Statements). The store closing charge of $23.3 million (excluding inventory write-down) included the write-down of property, plant and equipment and other assets of $18.0 million and holding costs of $5.3 million. Holding costs primarily consist of obligations under operating leases and related expenses expected to be paid over the remaining lease terms, which range from 2001 to 2010. Additionally, the Company has recorded an asset impairment charge of $4.2 million related to one unprofitable operating store for the write-down of goodwill and property, plant and equipment and related to other assets which the Company believes will not be recoverable. The reorganization charge also includes an estimated $3.7 million in accrued liabilities related to potential bankruptcy claims and $2.8 million in fees attributable to bankruptcy expenses. The potential bankruptcy claims include claims attributable to rejected leases and other executory contracts, certain trade payables, and other third party claims. The Company has received a listing of all submitted claims and currently is in the process of evaluating the nature and amounts of each of these claims. Management believes that the current amount of claims expense is a reasonable estimation, however, until there is a concluded review of all the claims by the

Company and a final adjudication of these claims by the Bankruptcy Court, the estimated claims expense is subject to change. Finally, the Company is in the process of selling and or closing 10 additional stores. However, disposition of these stores is subject to the approval of the Bankruptcy Court and, therefore, no store closing charge was recorded in 2001. The Company believes that a store closing charge will be incurred during the first quarter of 2002, in the approximate range of $2.0 million to $2.5 million, related to these stores.

                  The Company did not generate income tax expense or benefit for 2001. In accordance with SOP 90-7, the tax benefit realized from utilizing pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. Additionally, upon the completion of the amortization of reorganization value in excess of amounts allocable to identifiable assets, the tax benefit realized from utilizing pre-reorganization net operating loss carryforwards is recorded as a reduction of other intangibles existing at the reorganization date until reduced to zero and then as an increase to stockholder's equity. At December 29, 2001, the Company had a tax net operating loss carryforward of approximately $45.3 million, which may be utilized to offset future taxable income to the limited amount of $27.4 million in 2002 and $3.3 million per year thereafter. If the Company successfully emerges under a confirmed Plan, further restrictions of net operating loss carryforwards could result. Due to the uncertainty of realizing future tax benefits, a full valuation allowance was deemed necessary to offset entirely the net deferred tax assets as of December 29, 2001.

                  Net loss increased $40.5 million from net loss of $5.9 million, or net loss per diluted share of $1.20, for 2000 to net loss of $46.4 million, or net loss per diluted share of $9.42, for 2001.

                  EBITDA decreased $6.9 million from $20.1 million, or 3.4% of sales, for 2000 to $13.2 million, or 2.6% of sales for 2001. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

COMPARISON OF FIFTY-TWO WEEKS ENDED DECEMBER 30, 2000 ("2000"), WITH FIFTY-TWO WEEKS ENDED JANUARY 1, 2000 ("1999").

                  Net sales increased $41.2 million, or 7.4%, from $559.6 million for 1999 to $600.8 million for 2000. The increase in sales was attributable to the acquisition of nine stores in April 1999, the acquisition of four stores in November 1999, the acquisition of three stores in February 2000, and the acquisition of three stores in April 2000, partially offset by a 4.4% decrease in comparable store sales and the closing of one store in 1999. The decrease in comparable store sales was the result of competitive openings during fiscal year 2000, the advancement of purchases by customers into the final week of 1999 due to uncertainty with the year 2000 year-end transition, a labor dispute at AWG, and the cycling of strong promotions in 1999.

                  The AWG labor dispute involved AWG's warehousing and transportation employees and impacted the Company's sales through informational leaflets dissuading customers from patronizing Company stores, inaccurate store order fulfillment, and late deliveries.

Although the labor dispute was resolved in mid-June 2000, management believes that the impact of the dispute continued into the beginning of the third quarter. The most significant impact of the labor dispute is the reduced annual AWG patronage rebate which had an estimated $1.6 million negative impact on the Company's results.

                  During the fourth quarter of 2000, the Company made the decision to close seven stores that had become unprofitable and in which the Company saw limited potential. These seven stores in the aggregate had sales of $32.5 million, and were closed by the end of January 2001. In the fourth quarter of 2000, the Company recorded closed store expenses in the amount of $4.2 million. These expenses include a $1.4 million charge relating to the closeout of inventory, which is included in cost of sales, and a $2.8 million charge relating to expenses incurred to close the stores, to write-off fixed assets and to accrue remaining lease obligations.

                  Gross profit as a percentage of sales decreased 0.7% from 24.0% for 1999, to 23.3% for 2000. The decrease in gross profit margin was primarily attributable to the reduction in the annual AWG patronage rebate due to the AWG labor dispute and the one-time charge for the seven closed stores, both issues which have been previously discussed. Excluding these two events, gross profit as a percentage of sales decreased 0.2% from 24.0% for the 52 weeks ended January 1, 2000, to 23.8% for the 52 weeks ended December 30, 2000. The remaining decrease in gross margin reflects the impact of specific promotional activities as the Company responded to certain new competitive store openings; special advertisements for the grand openings of the Company's acquired stores; and, the increased cost of goods for pharmaceutical products.

                  Selling and administrative expenses as a percentage of sales increased 0.6% from 21.6% for 1999, to 22.2% for 2000. The increase in the expense ratio was attributable to increased occupancy costs associated with the acquired stores; to increased depreciation costs attributable to the Company's capital expenditure program for store remodels and maintenance and modernization; to increased labor costs; to increases in the cost of store supplies; to increases in utility costs; to start-up expenses related to the Company's February and April 2000 acquisitions as well as the opening of the Company's new store in September, partially offset by a reduction in the reserves for doubtful accounts due to a collection of a fully reserved receivable of $0.6 million and improved collections experience and a reduction in general liability reserves due to improved claims experience. The Company continues to review alternatives to reduce selling and administrative expenses and cost of sales in order to provide opportunities to pass additional savings along to its customers in the form of price reductions in certain categories.

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

                  Operating profit decreased $1.8 million from $5.8 million for 1999, to $4.0 million for 2000. Excluding the $4.2 million store closing costs from the 2000 results and the amortization of excess reorganization value and asset impairment from the 1999 results, operating profit decreased $5.3 million from $13.6 million for 1999, to $8.2 million for 2000. The decline in operating profit reflects the decline in gross profit as a percentage of sales combined with the increase in selling and administrative expenses.

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

                  The Company did not generate income tax expense or benefit for 2000.

                  Net loss increased $1.6 million from a net loss of $4.3 million, $0.87 per share for 1999, to a net loss of $5.9 million, or $1.20 per share for 2000. Excluding the $4.2 million store closing costs from the 2000 results, the amortization of excess reorganization value and asset impairment from the 1999 results, and the loss on disposal of assets from both years, net income declined $4.8 million from net income of $3.5 million, or $0.71 per share in 1999, to a net loss of $1.6 million or $0.32 per share for 2000.

                  EBITDA decreased $4.2 million from $24.3 million, or 4.3% of sales, in 1999 to $20.1 million, or 3.3% of sales in 2000. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

Liquidity and Capital Resources

                  Debt. The primary sources of liquidity for the Company's operations have been borrowings under credit facilities and internally generated funds.

                  On December 17, 1998, the Company entered into a Loan Agreement, as subsequently amended, with National Bank of Canada ("NBC"), as agent and lender, and two other lenders, Heller Financial, Inc. and IBJ Whitehall Business Credit, Inc., under which these lenders provided a working capital and letter of credit facility, and a term loan facility ("NBC Loan Agreement"). On August 1, 2001, the Bankruptcy Court approved the provision by the lenders led by NBC, of continued financing under the NBC Loan Agreement. The financing provided by NBC and the other lenders was provided on substantially the same terms as NBC and the lenders provided financing prior to August 1, 2001, with two notable exceptions; the maturity date was shortened to August 18, 2001, from August 2, 2002, and the maximum amount available under the Revolving Facility was reduced to $33.0 million from $37.0 million. Additionally, the

Bankruptcy Court approved the provision by Associated Wholesale Grocers, Inc. ("AWG"), the primary supplier to the Company, of an advance of $3.1 million under a supply agreement between AWG and the Company. The advance provided by AWG bears interest at the prime rate plus 200 basis points per annum, has a maturity date of May 2002 and is secured by liens on, and security interest in, the equity of the Company in AWG, as well as the other assets which secured the pre-petition obligations of the Company to AWG.

                  On August 15, 2001, in connection with the Chapter 11 Cases, the Company entered into New Loan Agreements with Fleet Retail Finance Inc. ("Fleet"), Back Bay Capital Funding L.L.C. ("Back Bay") and Associated Wholesale Grocers, Inc. ("AWG") for debtor-in-possession financing ("DIP Financing") and paid amounts outstanding under the existing Loan Agreement with NBC and certain other lenders. Under the DIP Financing, Fleet and Back Bay provide a revolving credit facility ("Revolver") under which the Company may borrow the lesser of
(a) $25.0 million or (b) the applicable borrowing base ($6.7 million at April 5, 2002), and a $10.0 million term loan for a maximum aggregate principal amount of $35.0 million. Funds borrowed under the Revolver were used to repay borrowings under the NBC Loan Agreement, pay certain pre-petition indebtedness approved by the Bankruptcy Court and for general corporate purposes of the Company. An additional $29.0 million of DIP financing was provided by AWG which included a new $16.5 million term loan (used to repay borrowings under the NBC Loan Agreement), a restated term loan totaling $9.4 million replacing previously outstanding acquisition-related loans, and a $3.1 million term loan representing an advance of rebate amounts expected to be earned by the Company under the 1995 Supply Agreement. The DIP Financing loans are secured by liens on, or security interests in, all of the assets of the Company and would have a super-priority administrative status under the Bankruptcy Code. In conjunction with the AWG loans described above, the Company entered into a new 10-year supply agreement ("2001 Supply Agreement") with AWG, which contains volume protection rights, right of first refusal and non-compete agreements similar to those in the 1995 Supply Agreement with AWG. For additional information, see also "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                  With the exception of the $9.4 million and $3.1 million term loans from AWG, the DIP Financing matures on the earlier of (a) August 1, 2003,
(b) emergence through a confirmed plan of reorganization approved by the Bankruptcy Court or (c) other events as defined in the New Loan Agreements. The $9.4 million AWG term loan matures in February 2007 and the $3.1 million AWG term loan matures in May 2002.

                  The interest rate payable on the Revolver can be characterized as either a London Interbank Offered Rate ("LIBOR") Loans, or base rate loan based on the prime rate publicly announced by Fleet National Bank plus a percentage which varies based on a number of factors, including: (a) excess availability under the Revolver; (b) the time period; and (c) whether the Company elects to use LIBOR. The current interest rate pricing under the Revolver is either the base rate plus 50 basis points or LIBOR plus 250 basis points. As of December 29, 2001, the Company had $7.2 million of borrowings under the Revolver at a weighted average rate of 4.65% and $4.8 million of excess availability. As of April 5, 2002, the Company had no borrowings under the Revolver and $7.7 million of excess availability ($6.7 million attributable to the borrowing base and $1.0 million of cash). The $10.0 million Back Bay term loan, which was fully funded on August 15, 2001, bears interest at an annual fixed rate of 16.50%. The $16.5 million AWG term loan, which was fully funded on August 15, 2001, bears interest at the prime rate plus 200 basis points (8.00% at December 29, 2001). There are no scheduled principal payments on either of the term loans; however, the Company is required to make certain mandatory prepayments as a result of asset sales or events of default as further defined in the New Loan Agreements. The application of the mandatory prepayments to the outstanding principal balances of the term loans is subject to an Inter-Creditor Agreement between Fleet/Back Bay and AWG. The AWG restated term loan has an outstanding balance as of December 29, 2001 of $8.8 million and bears interest at the prime rate plus 100 basis points (7.00% at December 29, 2001), subject to minimum limitations. Principal payments are required weekly. The AWG Supply Agreement term loan has an outstanding balance as of December 29, 2001 of $1.5 million and bears interest at the prime rate plus 200 basis points (8.00% at December 29, 2001). Principal payments are required each four-week period.

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

                  During the second quarter of 2001, the Company began to experience increasing liquidity difficulties, particularly following amendments to the then effective NBC Loan Agreement in the second quarter reducing available credit on which NBC and the other lenders under the then effective NBC Loan Agreement insisted. While trade creditors generally continued to provide credit to the Company on customary credit terms during that quarter, some trade creditors imposed tighter credit terms, further reducing the liquidity of the Company. Since the August 1, 2001 filing, the Company has been in negotiations with its critical vendors and has been encouraged by the support received relative to the return to trade terms received by the Company prior to the filing. The Company believes that the availability of funds sufficient to permit the Company to pay its trade creditors in accordance with their customary credit terms is critical to the continued willingness of the trade creditors to supply the Company.

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

                  The Company's EBITDA (earnings before net interest expense, taxes, depreciation and amortization, inventory write-down, store closing charges, asset impairment, reorganization items and gain/loss on disposal of assets), as presented below, is the Company's measurement of internally-generated operating cash for working capital needs, capital expenditures and payment of debt obligations:

                                          52 weeks ended        52 weeks ended        52 weeks ended
                                         December 29, 2001    December 30, 2000       January 1, 2000
                                         -----------------    -----------------       ---------------
Loss before income taxes                      $(46,396)             $ (5,889)             $ (2,706)

Inventory write-down                             4,594                 1,423                    --

Store closing charges                               50                 2,823                    --

Amortization of excess
reorganization value                                --                    --                 6,890

Asset impairment                                 1,702                    --                   925

Reorganization expense                          34,035                    --                    --

Interest income                                   (853)                 (751)                 (569)

Interest expense                                 9,458                10,612                 9,011

Loss on disposal of assets                          30                    61                    15

Depreciation and amortization                   10,611                11,849                10,774
                                              --------              --------              --------

EBITDA                                        $ 13,231              $ 20,128              $ 24,340
                                              ========              ========              ========

As a percentage of sales                          2.59%                 3.35%                 4.35%
                                              ========              ========              ========

As a multiple of interest expense,
  net of interest income                          1.54x                 2.04x                 2.88x
                                              ========              ========              ========

                  Net cash provided by operating activities increased $2.4 million from $2.5 million in 2000, to $4.9 million in 2001. The increase versus the prior year principally reflects the liquidation of inventory, as a result of 31 store closings, and favorable reductions in receivables, partially offset by the unfavorable decreases in trade payables, the payment of fees related to the bankruptcy, and the decline in EBITDA. The decrease in trade payables is attributable to reduced trade credit by selected vendors, the decline in sales and the closing of the 31 stores.

                  Net cash used in investing activities decreased $7.8 million, from $9.1 million in 2000 to $1.3 million in 2001. Capital expenditures decreased $4.2 million from $5.5 million for the 52 weeks ended December 30, 2000 to $1.3 million for the 52 weeks ended December 29, 2001.The Company invested $1.3 million, $5.5 million, and $9.0 million in capital expenditures for 2001, 2000, and 1999, respectively.

                  Net cash used in financing activities decreased $14.7 million from net cash provided by financing activities of $6.5 million in 2000 to net cash used in financing activities of $8.2 million in 2001. The decrease primarily reflects book overdrafts, additional principal payments of the obligations during 2001, the changes resulting from the DIP Financing, and payment of financing costs.

                  The Company considers its capital expenditure program a strategic part of the overall plan to support its market competitiveness. Cash capital expenditures for 2002 are expected to be at approximately $4.7 million, assuming an emergence from the Bankruptcy during the 3rd quarter of 2002. The estimated 2002 capital expenditures, of $4.7 million, is expected to be invested primarily in the on-going maintenance and modernization of certain stores and in information technology.

                  The markets in which the Company operates remain increasingly competitive, negatively affecting the Company's liquidity. The Company's near and long-term operating strategies focus on improving sales, improving operational efficiencies, and the productivity of assets. The Company intends to pursue its merchandising strategy in an attempt to increase its sales and the Company has devised plans to improve its gross margin and expense performance.

                  The Company believes that cash on hand, net cash flow from operations, proceeds from certain expected asset sales and borrowings under the DIP Financing will be sufficient to fund its cash requirements through fiscal year 2002 or, if earlier, through the confirmed date of a plan of reorganization which will be contingent, in part, upon securing financing on acceptable terms. Cash requirements will consist primarily of payment of principal and interest on outstanding indebtedness, working capital requirements and capital expenditures. The Company's future operating performance and ability to service or refinance its current indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

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

Recent Accounting Pronouncements

                  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No 141 prohibits the use of the pooling-of-interest method in accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives to no longer require amortization, but requires an annual review for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for goodwill and intangible assets acquired prior to July 1, 2001, and applies to all goodwill and other intangible assets recognized in an entity's financial statements as of that date. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the non-amortization and amortization provisions of SFAS No. 142. Amortization expense for 2001 includes $567 related to the amortization of goodwill and intangible assets that will not be required for fiscal years beginning after December 15, 2001.

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

                  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a new model for accounting for derivatives and hedging activities. The Company adopted SFAS No. 133, as amended, beginning January 1, 2001. The adoption of this standard did not have a material effect on the Company's financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  Set forth below are the names, ages, present positions and years of service (in case of members of management) of the directors and management of the Company.

                                                                                   Years with the
                                                                                   Company and/or
                                    Age               Position                         Safeway
                                    ---               --------                     --------------
John A. Shields                     58      Chairman of the Board, Director              --

David B. Clark                      49      President, Chief Executive                    4
Officer and Director

Wayne S. Peterson                   44      Senior Vice President                         3
                                            Finance, Chief Financial
                                            Officer and  Secretary

John C. Rocker*                     47      Vice President - Operations                   3

Steven M. Mason*                    47      Vice President - Marketing                   31

Deborah A. Brown                    41      Vice President, Corporate                     6
                                            Controller, Treasurer and
                                            Assistant Secretary

Prentess E. Alletag, Jr.*           55      Vice President - Human                       32
                                            Resources

Robert E. (Gene) Burris             54      Director                                     --

Edward B. Krekeler, Jr.             58      Director                                     --

Laurie M. Shahon                    50      Director                                     --

William B. Snow                     70      Director                                     --

* Messrs. Mason, Rocker and Alletag only serve as officers for Homeland.

                  John A. Shields became a director of the Company in May 1993, Acting Chairman of the Board in September 1997 and Chairman of the Board on July 9, 1998. From 1994 to 1997, Mr. Shields was the Chairman and Chief Executive Officer of Delray Farms Fresh Markets. From 1983 to 1993, he was President and Chief Executive Officer of First National Super Markets, Inc., a retail grocery store chain. He is currently Chairman of the Board of Wild

Oats Markets, Inc., a publicly reporting health food supermarket, and a director of Shore Bank Corp., a publicly reporting bank.

                  David B. Clark became President, Chief Executive Officer and a director of the Company in February 1998. From 1996 to February 1998, Mr. Clark was Executive Vice President, Merchandising and Distribution, for Bruno's, Inc., a $2.8 billion sales company with over 200 stores, having joined in 1995 as Senior Vice President, Operations and Distribution. Bruno's Inc. filed Chapter 11 bankruptcy on February 2, 1998. From 1992 through 1995, Mr. Clark was Vice President, Operations and subsequently Executive Vice President, Merchandising and Operations for the Cub Foods Division of Super Valu, Inc., responsible for stores producing sales volume of $1.7 billion. Mr. Clark is a director of Associated Wholesale Grocers, Inc., a retail buying cooperative of which Homeland is a member.

                  Wayne S. Peterson joined the Company in October 1998 as Senior Vice President - Finance, Chief Financial Officer and Secretary. From October 1990 to October 1998, Mr. Peterson served as director and Senior Vice President, Chief Financial Officer and Secretary of Buttrey Food and Drug Stores Company.

                  John C. Rocker joined the Company in September 1998 as Vice President - Operations. From October 1980 to September 1998, Mr. Rocker was with the Kroger Company, most recently as Director of Human Resources, Labor Relations and Safety.

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

                  Deborah A. Brown joined the Company in November 1995 and became Vice President, Corporate Controller, Treasurer and Assistant Secretary as of June 1998. From October 1985 to January 1995, Ms. Brown served as Consolidation Manager of Scrivner Inc., the nation's third largest grocery wholesaler, prior to its acquisition by Fleming Companies, Inc.

                  Prentess E. Alletag, Jr. joined the Oklahoma Division in October 1969, where, at the time of the acquisition of the Oklahoma division of Safeway by Homeland, he was serving as Human Resources and Public Affairs Manager. In November 1987, Mr. Alletag became Vice President - Human Resources.

                  Robert E. (Gene) Burris became a director of the Company on August 2, 1996. Since 1988, Mr. Burris has been President of the UFCW Local No. 1000, which represents approximately 96% of the Store's unionized employees. Pursuant to the present collective bargaining agreements, the UFCW has the right to designate one member of the Boards of Directors of Holding and Homeland. Mr. Burris is the designee of the UFCW. Since February 1995, Mr. Burris has been the Chief Executive Officer and owner of G&E Railroad, a retail store.

                  Edward B. Krekeler, Jr. became a director of the Company on August 2, 1996. Mr. Krekeler has been a Managing Director and Portfolio Manager at Investors Management

Group since September 1999. From September 1997 to April 1999, he was a senior product manager of First National Bank North Dakota. From 1994 to August 1997, he was the President of Krekeler Enterprises, Ltd., a corporate financial consulting firm. From 1984 to 1994, he served in various positions as an officer of Reliastar Investment Research, Inc. (formerly known as Washington Square Capital, Inc.), including Vice-President, Special Investments, Vice-President, Administration, Private Placements, Vice-President, Portfolio Manager, Private Placements, and Chief Investment Analyst. From 1970 to 1984, Mr. Krekeler was Director, Fixed Income Investments, of The Ohio National Life Insurance Company, Inc. He was Chairman of the Board of Directors of Convenient Food Marts, Inc. from 1990 to 1994.

                  Laurie M. Shahon became a director of the Company on August 2, 1996. Ms. Shahon has been President of Wilton Capital Group, a private direct investment firm since January 1994. Ms. Shahon previously served as Vice Chairman and Chief Operating Officer of Color Tile, Inc. in 1989. From 1988 to 1993, she served as Managing Director of '21' International Holdings, Inc., a private holding company. From 1980 to 1988, she was Vice President of Salomon Brothers Inc, where she was founder and head of the retailing and consumer products group. Ms. Shahon is a director of One Price Clothing Stores, Inc., and Safelite Glass Corp.

                  William B. Snow became a director of the Company on August 2, 1996. Since 1994, Mr. Snow has served as Vice Chairman of Movie Gallery, Inc., the second largest video specialty retailer in the United States. From 1985 to 1994, he was Executive Vice President and a director of Consolidated Stores Corporation. From 1980 to 1985, Mr. Snow was Chairman, President and Chief Executive Officer of Amerimark, Inc., a diversified supermarket retailer and institutional food service distributor. From 1974 to 1980, he was President of Continental Foodservice, Inc. From 1966 to 1974, Mr. Snow was Senior Vice President of Hartmarx, Inc. Mr. Snow is a director of Movie Gallery, Inc.

ITEM 11. EXECUTIVE COMPENSATION

                  Summary of Cash and Certain Other Compensation

                  The following table provides certain summary information concerning compensation paid or accrued by the Company to, or on behalf of, the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company during the fiscal year ended December 29, 2001 (hereinafter referred to as the "Named Executive Officers") and for the fiscal years ended December 30, 2000 and January 1, 2000:

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

                                                                                 Long-Term
        Name and                                                                Compensation      All Other
   Principal Position              Year          Salary            Bonus        Option Awards    Compensation
   ------------------              ----         --------         --------       -------------    ------------
David B. Clark(1)(2)(3)            2001         $265,000         $ 50,000               --         $192,053
President, Chief                   2000          265,000               --          110,000           55,069
Executive Officer and              1999          262,403          192,617           20,000           24,671
Director

Wayne S. Peterson(1)(4)(5)         2001         $157,500         $ 35,000               --         $  8,817
Senior Vice President              2000          155,192               --          150,000            8,956
Finance, Chief Financial           1999          150,000           73,350           20,000            8,887
Officer and Secretary

Steven M. Mason(6)(7)              2001         $137,100         $ 20,000               --         $ 10,821
Vice President/Marketing           2000          136,274               --           25,000           10,831
                                   1999          133,737           65,423           15,000           10,749

John C. Rocker(1)(8)(9)            2001         $131,250         $ 20,000               --         $  9,646
Vice President/Operations          2000          129,327               --           25,000            9,705
                                   1999          125,000           61,125           15,000           13,785

Deborah A. Brown(10)(11)           2001         $ 90,000         $ 30,000               --         $  8,421
Vice President, Corporate          2000           85,385               --           25,000            8,446
Controller, Treasurer and          1999           75,000           41,675            9,000            7,124
Assistant Secretary

-------------

         (1) Mr. Clark joined the Company in February 1998, Mr. Peterson joined the Company in October 1998 and Mr. Rocker joined the Company in September 1998.

         (2) Other compensation during 2001 for Mr. Clark includes the forgiveness of promissory notes and accrued interest of $182,630; auto allowance of $7,800; reimbursement for private life insurance premium of $1,281; and Company-provided life insurance premium of $342.

         (3) Mr. Clark was granted options to purchase 100,000 shares of Common Stock at an exercise price of $5.50 per share, under the Stock Option Plan as provided for under his employment agreement with the Company. This option agreement terminated on December 6, 2000, and was replaced by the Amended & Restated Stock Option Agreement dated December 6, 2000, granting Mr. Clark options to purchase 100,000 shares of Common Stock, of which 80,000 shares are exercisable, at an exercise price of $2.00 per share. The options become exercisable ratably over five years commencing February 17, 1999, and will expire on February 17, 2008. Mr. Clark was granted stock options to purchase 30,000 shares of Common Stock on June 1, 1998. This option agreement terminated on December 8, 1998, and was replaced by the Amended & Restated Stock Option Agreement dated December 8, 1998, granting Mr. Clark options to purchase 30,000 shares of Common Stock, of which 24,000 shares are exercisable, at an exercise price of $3.625 per share. The options become exercisable ratably over five years commencing June 1, 1999, and will expire on June 1, 2008. Mr. Clark was granted options to purchase 20,000 shares of Common Stock, of which 8,000 are exercisable, on June 30, 1999, at an exercise price of $3.00 per share. The options become exercisable ratably over five years commencing June 30, 2000, and will expire on June 30, 2009. Mr. Clark was granted options to purchase 60,000 shares of Common Stock, of which 24,000 are exercisable, on June 1, 2000, at an exercise price of $4.00 per share. The options become exercisable ratably over five years commencing June 1, 2001, and will expire on June 1, 2010. Mr. Clark was granted options to purchase 50,000 shares of Common Stock, of which 10,000 are exercisable, on December 6, 2000, at an exercise price of $2.00 per share. The options become exercisable ratably over five years commencing December 6, 2001, and will expire on December 6, 2010.

         (4) Other compensation during 2001 for Mr. Peterson includes auto allowance of $7,800; reimbursement for private life insurance premium of $855; and Company-provided life insurance premium of $162.

         (5) Mr. Peterson was granted options to purchase 50,000 shares of Common Stock, of which 30,000 are exercisable at an exercise price of $3.50 per share outside the Stock Option Plan as provided for under his employment agreement with the Company. The options become exercisable ratably over five years commencing October 19, 1999, and will expire on October 19, 2008. Mr. Peterson was granted options to purchase 20,000 shares of Common Stock, of which 8,000 are exercisable, on June 30, 1999 at an exercise price of $3.00 per share. The options become exercisable ratably over five years commencing June 30, 2000, and will expire on June 30, 2009. Mr. Peterson was granted options to purchase 50,000 shares of Common Stock, of which 20,000 are exercisable, on June 1, 2000, at an exercise price of $4.00 per share. The options become exercisable ratably over five years commencing June 1, 2001, and will expire on June 1, 2010. Mr. Peterson was granted options to purchase 100,000 shares of Common Stock, of which 20,000 are exercisable, on December 6, 2000, at an exercise price of $2.00 per share. The options become exercisable ratably over five years commencing December 6, 2001, and will expire on December 6, 2010.

         (6) Other compensation during 2001 for Mr. Mason includes auto allowance of $7,800; reimbursement for private life insurance premium of $2,844; and Company-provided life insurance premium of $177.

         (7) On May 13, 1997, Mr. Mason was granted options to purchase 12,000 shares of Common Stock, all of which are exercisable at an exercise price of $6.50 per share. The options will expire on May 13, 2007. Mr. Mason was granted options in July 1998 to purchase 13,000 shares of Common Stock, of which 10,400 are exercisable at an exercise price of $7.625 per share. The options are exercisable ratably over five years commencing May 13, 1999, and will expire on July 10, 2008. Mr. Mason was granted options to purchase 15,000 shares of Common Stock, of which 6,000 are exercisable, on June 30, 1999 at an exercise price of $3.00 per share. The options become exercisable ratably over five years commencing June 30, 2000, and will expire on June 30, 2009. Mr. Mason was granted options to purchase 25,000 shares of Common Stock, of which 10,000 are exercisable, on June 1, 2000, at an exercise price of $4.00 per share. The options become exercisable ratably over five years commencing June 1, 2001, and will expire on June 1, 2010.

         (8) Other compensation during 2001 for Mr. Rocker includes auto allowance of $7,800; reimbursement for private life insurance premium of $1,684; and Company-provided life insurance premium of $162.

         (9) Mr. Rocker was granted options to purchase 25,000 shares of Common Stock, of which options with respect to 15,000 shares are presently exercisable at an exercise price of $4.75 per share outside the Stock Option Plan as provided for under his employment agreement with the Company. The options become exercisable ratably over five years commencing September 14, 1999, and will expire on September 14, 2008. Mr. Rocker was granted options to purchase 15,000 shares of Common Stock, of which 6,000 are exercisable, on June 30, 1999 at an exercise price of $3.00 per share. The options become exercisable ratably over five years commencing June 30, 2000, and will expire on June 30, 2009. Mr. Rocker was granted options to purchase 25,000 shares of Common Stock, of which 10,000 are exercisable, on June 1, 2000, at an exercise price of $4.00 per share. The options become exercisable ratably over five years commencing June 1, 2001, and will expire on June 1, 2010.

         (10) Other compensation during 2000 for Ms. Brown includes auto allowance of $7,800; reimbursement for private life insurance premium of $568; and Company-provided life insurance premium of $53.

         (11) On June 22, 1998, Ms. Brown was granted options to purchase 13,000 shares of Common Stock, of which 10,400 are exercisable at an exercise price of $6.125 per share. The options become exercisable ratably over five years commencing June 22, 1999, and will expire on June 22, 2008. Ms. Brown was granted options to purchase 9,000 shares of Common Stock, of which 3,600 are exercisable, on June 30, 1999 at an exercise price of $3.00 per share. The options become exercisable ratably over five years commencing June 30, 2000, and will expire on June 30, 2009. Ms. Brown was granted options to purchase 25,000 shares of Common Stock, of which 10,000 are exercisable, on June 1, 2000, at an exercise price of $4.00 per share. The options become exercisable ratably over five years commencing June 1, 2001, and will expire on June 1, 2010.

         There were no grants of options to the Named Executive Officers during 2001.

EMPLOYMENT CONTRACTS WITH NAMED EXECUTIVE OFFICERS

                  On February 17, 1998, the Company entered into an employment agreement with David B. Clark, the Company's President and Chief Executive Officer, for an indefinite period. The agreement provides a base annual salary of $250,000, subject to increase from time to time at the discretion of the Board of Directors. Mr. Clark is also entitled to participate in the Company's incentive plan with a target annual bonus of 75% of his base annual salary. The agreement also provides for (a) relocation expenses, including a temporary residence; (b) a company car; and (c) a loan of $125,000. Under the agreement, Mr. Clark is entitled to participate in the Company's employee benefit plans and programs generally available to employees and senior executives, if any. If the Company terminates Mr. Clark's employment for any reason other than cause or disability or his employment is terminated by Mr. Clark following a change of control or certain trigger events (each as defined), Mr. Clark will receive (a) his annual base salary, (b) a pro rata amount of incentive compensation for the portion of the incentive year that precedes the date of termination, and (c) continuation of welfare benefit arrangements for a period of one year after the date of termination. Pursuant to the employment agreement, Mr. Clark's loan of $125,000 plus all accrued interest was deemed cancelled on February 16, 2001. The loan had an annual interest rate of 5.50%, and the total amount of indebtedness cancelled was $146,780. On June 1, 2000, the Company entered into a letter agreement with Mr. Clark whereby the Company agreed to loan Mr. Clark $90,000 as a result of the loss Mr. Clark incurred on the sale of his Birmingham, Alabama home. Mr. Clark agreed to use the proceeds of the loan to purchase a minimum of 15,000 shares Company stock in open market purchases. Payments due on the loan are payable in equal principal amounts of $30,000, plus accrued interest, on the anniversary date of the loan. So long as Mr. Clark remains employed by the Company on an anniversary date, such date's payment of principal and interest will be forgiven. As per the agreement, $35,850 was forgiven on June 1, 2001. Additionally, if Mr. Clark terminates his employment following a Trigger Event (as defined in his employment agreement), the outstanding principal balance and accrued interest will be forgiven. This loan has an annual interest rate of 6.50%, and the total amount of indebtedness as of December 29, 2001 was $62,275. On December 26, 2000, the Company entered into a letter agreement with Mr. Clark. The letter agreement provides that, in the event of a change of control of Holding or Homeland, the Company will pay to Mr. Clark an amount equal to his target amount of incentive compensation. Such amount is not dependent on achievement of the criteria under the Management Incentive Plan or subject to pro ration. On May 18, 2001, the Company entered into a Supplemental Compensation Agreement which provides for a retention payment, less any amounts payable under the fiscal 2001 management incentive plan, and a payment upon the successful restructuring of the Company. The retention payment of $198,750 is payable on April 15, 2002 and the success incentive payment of $596,250 is payable 120 days after the restructuring. On October 25, 2001, Mr. Clark entered into a Retention and Severance Agreement. This agreement amended the employment agreement of February 17, 1998, terminated the change of control agreement of December 26, 2000, and terminated the Supplemental Compensation Agreement of May 18, 2001. The retention payment is $458,450 of which 40% was paid on January 15, 2002, and the balance is payable upon emergence from bankruptcy. If the Company terminates Mr. Clark's employment for any reason other than cause, Mr. Clark will receive 200% of his annual base salary.

                  On July 6, 1998, the Company entered into an employment agreement with Wayne S. Peterson, the Company's Senior Vice President, Chief Financial Officer and Secretary. The agreement provides for a base salary of $150,000, subject to increase from time to time at the discretion of the Board of Directors. Mr. Peterson is also entitled to participate in the Company's incentive plan with a target annual bonus of 50% of his base annual salary. The agreement also provides for (a) relocation expenses, including a temporary residence; (b) a company car or car allowance; and (c) an executive term life insurance policy in the face amount of $500,000. If the Company terminates Mr. Peterson's employment for any reason other than cause or disability, Mr. Peterson will be paid (a) his base salary for one year and (b) a lump sum payment of an amount equal to the product of (i) Mr. Peterson's target bonus under the Company's incentive bonus plan for the year in which employment terminates and (ii) a fraction, the numerator of which is the number of days during such year prior to and including the date of termination of employment and the denominator of which is 365. On December 26, 2000, the Company entered into a letter agreement with Mr. Peterson. The letter agreement provides that, in the event of a change of control of Holding or Homeland, the Company will pay to Mr. Peterson an amount equal to his target amount of incentive compensation. Such amount is not dependent on achievement of the criteria under the Management Incentive Plan or subject to pro ration. On May 18, 2001, the Company entered into a Supplemental Compensation Agreement which provides for a retention payment, less any amounts payable under the fiscal 2001 management incentive plan, and a payment upon the successful restructuring of the Company. The retention payment of $118,125 is payable on April 15, 2002 and the success incentive payment of $354,375 is payable 120 days after the restructuring. On October 25, 2001, Mr. Peterson entered into a Retention and Severance Agreement. This agreement amended the employment agreement of July 6, 1998, terminated the change of control agreement of December 26, 2000, and terminated the Supplemental Compensation Agreement of May 18, 2001. The retention payment is $189,000 of which 40% was paid on January 15, 2002, and the balance is payable upon emergence from bankruptcy. If the Company terminates Mr. Peterson's employment for any reason other than cause, Mr. Peterson will receive 100% of his annual base salary.

                  On December 15, 2000, the Company entered into a letter agreement regarding severance arrangements with Steven M. Mason, the Company's Vice President of Marketing. The agreement provides that in the event his employment is terminated prior to December 31, 2001, for any reason other than cause or disability, the Company will continue to pay his base salary for a period of one year plus a pro rata target amount of the incentive compensation for the portion of the incentive year that precedes the date of termination. The pro rata incentive compensation is payable only in the event that the results of the Company are such that the criteria for paying bonus has been achieved pursuant to the Management Incentive Plan. On December 26, 2000, the Company entered into a letter agreement with Mr. Mason. The letter agreement provides that, in the event of a change of control of Holding or Homeland, the Company will pay to Mr. Mason an amount equal to his target amount of incentive compensation. Such amount is not dependent on achievement of the criteria under the Management Incentive Plan or subject to pro ration. On May 18, 2001, the Company entered into a Supplemental Compensation Agreement which provides for a retention payment, less any amounts payable under the fiscal 2001 management incentive plan, and a payment upon the successful restructuring of the Company. The retention payment of $102,825 is payable on April 15, 2002 and the success incentive payment of $205,650 is payable 120 days after the restructuring. On October 25, 2001, Mr. Mason entered into a Retention and Severance Agreement. This agreement terminated the Severance Agreement of December 15, 2000, terminated the change of control agreement of December 26, 2000, and terminated the Supplemental Compensation Agreement of May 18, 2001. he retention payment is $164,520 of which 40% was paid on January 15, 2002, and the balance is payable upon emergence from bankruptcy. If the Company terminates Mr. Mason's employment for any reason other than cause, Mr. Mason will receive 100% of his annual base salary.

                  On September 14, 1998, the Company entered into an employment agreement with John C. Rocker, the Company's Vice President of Operations. The agreement provides for a base salary of $125,000, subject to increase from time to time at the discretion of the Board of Directors. Mr. Rocker is also entitled to participate in the Company's incentive plan with a target annual bonus of 50% of his base annual salary. The agreement also provides for (a) signing bonus of $25,333; (b) relocation expenses and (c) a company car or a car allowance. On December 15, 2000, the Company entered into a letter agreement regarding severance arrangements with Mr. Rocker. The agreement provides that in the event his employment is terminated prior to December 31, 2001, for any reason other than cause or disability, the Company will continue to pay his base salary for a period of one year plus a pro rata target amount of the incentive compensation for the portion of the incentive year that precedes the date of termination. The pro rata incentive compensation is payable only in the event that the results of the Company are such that the criteria for paying bonus has been achieved pursuant to the Management Incentive Plan. On December 26, 2000, the Company entered into a letter agreement with Mr. Rocker. The letter agreement provides that, in the event of a change of control of Holding or Homeland, the Company will pay to Mr. Rocker an amount equal to his target amount of incentive compensation. Such amount is not dependent on achievement of the criteria under the Management Incentive Plan or subject to pro ration. On May 18, 2001, the Company entered into a Supplemental Compensation Agreement which provides for a retention payment, less any amounts payable under the fiscal 2001 management incentive plan, and a payment upon the successful restructuring of the Company. The retention payment of $98,438 is payable on April 15, 2002 and the success incentive payment of $196,875 is payable 120 days after the restructuring. On October 25, 2001, Mr. Rocker entered into a Retention and Severance Agreement. This agreement terminated the Severance Agreement of December 15, 2000, terminated the change of control agreement of December 26, 2000, and terminated the Supplemental Compensation Agreement of May 18, 2001. The retention payment is $157,500 of which 40% was paid on January 15, 2002, and the balance is payable upon emergence from bankruptcy. If the Company terminates Mr. Rocker's employment for any reason other than cause, Mr. Rocker will receive 100% of his annual base salary.

                  On December 15, 2000, the Company entered into a letter agreement regarding severance arrangements with Deborah A. Brown, the Company's Vice President - Accounting, Corporate Controller, Treasurer and Assistant Secretary. The agreement provides that in the event her employment is terminated prior to December 31, 2001, for any reason other than cause or disability, the Company will continue to pay her base salary for a period of one year plus a pro rata target amount of the incentive compensation for the portion of the incentive year that precedes the date of termination. The pro rata incentive compensation is payable only in the event that the results of the Company are such that the criteria for paying bonus has been achieved pursuant to the Management Incentive Plan. On December 26, 2000, the Company entered into a letter agreement with Ms. Brown. The letter agreement provides that, in the event of a change of control of Holding or Homeland, the Company will pay to Ms. Brown an amount equal to her target amount of incentive compensation. Such amount is not dependent on achievement of the criteria under the Management Incentive Plan or subject to pro ration. On May 18, 2001, the Company entered into a Supplemental Compensation Agreement which provides for a retention payment, less any amounts payable under the fiscal 2001 management incentive plan, and a payment upon the successful restructuring of the Company. The retention payment of $67,500 is payable on April 15, 2002 and the success incentive payment of $135,000 is payable 120 days after the restructuring. On October 25, 2001, Ms. Brown entered into a Retention and Severance Agreement. This agreement terminated the Severance Agreement of December 15, 2000, terminated the change of control agreement of December 26, 2000, and terminated the Supplemental Compensation Agreement of May 18, 2001. The retention payment is $108,000 of which 40% was paid on January 15, 2002, and the balance is payable upon emergence from bankruptcy. If the Company terminates Ms. Brown's employment for any reason other than cause, Ms. Brown will receive 100% of her annual base salary.

MANAGEMENT INCENTIVE PLAN

                  The Company maintains a Management Incentive Plan to provide incentive bonuses for members of its management and key employees. During 2001, bonuses were determined according to a formula based on both corporate and store performance and accomplishments or other achievements and were paid only if minimum performance and/or accomplishment targets were reached. At minimum performance level, the bonus payout ranges from 25% to 75% of salaries for officers (as set forth in the plan), including the Chief Executive Officer. Maximum bonus payouts range from 100% to 200% of salary for officers and up to 150% of salary for the Chief Executive Officer. Performance levels must significantly exceed target levels before the maximum bonuses are paid. Under limited circumstances, individual bonus amounts can exceed these levels if approved by the Compensation Committee. Incentive bonuses paid to managers and supervisors vary according to their reporting and responsibility levels. The plan is administered by the Compensation Committee, all of whom are ineligible to participate in the plan. Incentive bonuses were not earned for the Named Executive Officers under the plan for performance during fiscal year 2001. However, the Bankruptcy Court did approve a separate plan for the last eight weeks of the year based upon achieving a certain level of EBITDA. The Compensation Committee and the Unsecured Creditors Committee approved the bonus pay-out for the Named Executive Officers in the amounts referenced in the above table.

RETIREMENT PLAN

                  The Company maintains a retirement plan in which all non-union employees, including members of management, participate. Under the plan, employees who retire at or after age 65 and after completing five years of vesting service (defined as calendar years in which employees complete at least 1,000 hours of service) are entitled to retirement benefits equal to the product of (a) 1.50% of career average annual compensation (including basic, overtime and incentive compensation) plus .50% of career average annual compensation in excess of the social security covered compensation multiplied by (b) years of benefit service (not to exceed 35 years). Retirement benefits will also be payable upon early retirement beginning at age 55, at rates actuarially reduced from those payable at normal retirement. Benefits are paid in annuity form over the life of the employee or the joint lives of the employee and his or her spouse or other beneficiary.

                  On February 4, 2002, the Company provided notice under ERISA
Section 204(h) and Internal Revenue Code Section 4980F that the Company had adopted an amendment to freeze the retirement plan. The retirement plan amendment provides that no additional benefits will accrue to participants under the plan from and after March 1, 2002, and when the plan freeze becomes effective, participants who are active employees of Homeland will be 100% vested in their benefits that accrued under the plan prior to March 1, 2002.

                  Under the amended retirement plan, estimated annual benefits payable to the Named Executive Officers of the Company at age 65, would be as follows: David B. Clark, $11,811; Wayne S. Peterson, $7,858; Steven M. Mason, $37,804; John C. Rocker, $7,033; and Deborah A. Brown, $8,001.

MANAGEMENT STOCK OPTION PLAN

                  In December 1996, the Board of Directors adopted the Homeland Holding Corporation 1996 Stock Option Plan ("Stock Option Plan"). The Stock Option Plan, which is administered by the Compensation Committee, provides for the granting of options to purchase up to an aggregate of 832,222 shares of Common Stock. Options granted under the Stock Option Plan are "non-qualified options." The option price of each option must not be less than the fair market value as determined by the Compensation Committee. Unless the Compensation Committee otherwise determines, options become exercisable ratably over a five-year period or immediately in the event of a "change of control" as defined in the Stock Option Plan. Each option must be evidenced by a written agreement and must expire and terminate on the earliest of (a) ten years from the date the option is granted; (b) termination for cause; and (c) three months after termination for other than cause.

COMPENSATION COMMITTEE REPORT

                  The Compensation Committee is composed entirely of non-employee directors. The Compensation Committee reviews and approves all compensation arrangements for executive officers and, in that regard, has developed compensation policies for the executives which seek to enhance the profitability of the Company and to assure the ability of the Company to attract and retain executive employees with competitive compensation. Actions by the Compensation Committee are reported to the Board of Directors and, in appropriate cases, ratified by the Board of Directors prior to implementation.

                  The compensation program of the Company seeks specifically to motivate the executives of the Company to achieve objectives which benefit the Company within their respective areas of responsibility, with particular emphasis on continued growth in revenues, expense control, operating efficiency, and the ultimate realization of profits for the Company.

                  Base salary levels for the Company's executive officers, including the Chief Executive Officer, are set so that the overall cash compensation package for executive officers, including bonus opportunities, compares reasonably to companies with which the Company competes for executive talent. In determining salaries, the Compensation Committee also takes into account a number of factors, which primarily include individual experience and performance, the officer's level of responsibility, the cost of living and historical salary levels. The measures of individual performance considered include, to the extent applicable to an individual executive officer, a number of quantitative and qualitative factors such as the Company's financial performance, the individual's achievement of particular nonfinancial goals within his or her responsibility and other contributions made by the officer to the Company's success.

                  In addition to base salary, certain executives, including the Chief Executive Officer, may earn an incentive of up to 150% of such executive's base pay. The compensation policies of the Company are general and subjective both as to salary and as to the other components of the compensation program. The Company's compensation program also includes benefits typically offered to executives of similar businesses to promote management stability, consisting of a retirement plan, stock option plan and employment agreements.

                                Laurie M. Shahon, Chairman
                                John A. Shields
                                William B. Snow

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

                  Except for Mr. Shields, none of the persons serving on the Compensation Committee during fiscal year 2001 was an officer or an employee of the Company or was formerly an officer or an employee of the Company. There are no interlocks with respect to the Compensation Committee.

PERFORMANCE GRAPH

                  Shown below is a line graph comparing cumulative total shareholder return for the Company, the S & P Retail Stores (Food), and the S & P 500 since April 14, 1997.

Comparison of Cumulative Total Return* -- Homeland Holding Corporation, S&P 500 Retail Food Stores, and S & P 500


                                    [GRAPH]

Date            Homeland          S&P 500 Retail           S & P 500
----            --------          --------------           ---------
04/97           $100.00              $100.00                $100.00
01/98             78.79               133.18                 130.48
01/99             41.67               190.32                 165.28
01/00             43.94               110.16                 197.55
12/00              6.06               145.94                 177.52
12/01               .73               116.83                 156.11

      *Total return assumes reinvestment of dividends on a quarterly basis.

Note: Companies comprising the S & P Retail Stores (Food) Index include:
Albertson's, Inc.; Kroger Co.; Safeway Inc.; and Winn-Dixie Stores Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Set forth below is certain information as of March 29, 2002, regarding the beneficial ownership of the Common Stock: (a) by each person known by the Company to have beneficial ownership of more than 5% of the Common Stock of the Company; (b) by each director and each Named Executive Officer, individually; and (c) by all directors and officers as a group:

                                             Shares
                                          Beneficially     Percent of
Name of Beneficial Owner                     Owned**         Class
------------------------                  ------------     ----------
Soros Fund Management(1)                    640,541         11.80%
888 Seventh Avenue, 33rd Floor
New York, NY 10106

Ironwood Capital Management, LLC(2)         424,700          7.83%
21 Custom House Street
Boston, MA 02109

Jeffrey D. Tannebaum(3)                     371,195          6.84%
Fir Tree Partners
1211 Avenue of the Americas
New York, NY 10036

John A. Shields(4)(5)                       101,111          1.86%
David B. Clark(6)(7)                        163,700          3.02%
Wayne S. Peterson(8)(9)                     108,000          1.99%
Steven M. Mason(10)(11)                      38,508             *
John C. Rocker(12)                           31,000             *
Deborah A. Brown(13)(14)                     26,000             *
Robert E. (Gene) Burris(4)                   30,000             *
Edward B. Krekeler, Jr.(4)(17)               30,475             *
Laurie M. Shahon(4)(15)                      35,500             *
William B. Snow(4)(16)                       31,000             *

Officers and directors as
  a group (11 persons)                      629,080         11.59%

---------------------

*        Less than 1%

** Shares beneficially owned reflect Common Stock owned and exercisable options including options that will become exercisable within sixty days of the date hereof.

(1) Based on the Schedule 13G filed by Soros Fund Management LLC, these shares are held for the accounts of Quantum Partners (as defined below) and Quasar Partners (as defined below). Soros Fund Management LLC, a Delaware limited liability company, serves as principal investment manager to Quantum Partners LDC, a Cayman Island exempted duration company ("Quantum Partners"), and as such, has been granted investment discretion over the shares of Common Stock.

(2) Based on the Schedule 13G filed on behalf of Ironwood Capital Management, LLC, Warren J. Isabelle, Richard L. Droster, and Donald Collins.

(3) Based on the Schedule 13F filed by Mr. Jeffrey Tannebaum and Fir Tree Partners, these shares are for the accounts of Fir Tree Value Fund, L.P., Fir Tree Institutional Value Fund, L.P. and Fir Tree Value Partners LDC. Mr. Tannebaum is the sole shareholder, officer, director and principal of Fir Tree Partners and he serves as general partner of the Fir Tree Value Fund L.P. and the Fir Tree Institutional Value Fund L.P. and as an investment advisor to the Fir Tree Value Partners LDC.

(4) Stock options for 15,000 shares, all of which are exercisable at an exercise price of $7.625 per share, were granted to each director under the Directors Plan (as defined below) in 1997, and will expire on July 14, 2007. In July 1998, stock options for 5,000 shares, all of which are exercisable at an exercise price of $7.50 per share, were granted to each director under the Directors Plan, and will expire on July 10, 2008. In June 1999, stock options for 5,000 shares, all of which are exercisable at an exercise price of $3.00 per share, were granted to each director under the Directors Plan in 1997, and will expire on June 30, 2009. On June 1, 2000, stock options for 5,000 shares, all of which are exercisable at an exercise price of $4.00 per share, were granted to each director under the Directors Plan.

(5) Mr. Shields is the beneficial owner of 71,111 shares of Common Stock.

(6) Mr. Clark was granted options to purchase 100,000 shares of Common Stock at an exercise price of $5.50 per share, under the Stock Option Plan as provided for under his employment agreement with the Company. This option agreement terminated on December 6, 2000, and was replaced by the Amended & Restated Stock Option Agreement dated December 6, 2000, granting Mr. Clark options to purchase 100,000 shares of Common Stock, of which 80,000 shares are exercisable, at an exercise price of $2.00 per share. The options become exercisable ratably over five years commencing February 17, 1999, and will expire on February 17, 2008. Mr. Clark was granted stock options to purchase 30,000 shares of Common Stock on June 1, 1998. This option agreement terminated on December 8, 1998, and was replaced by the Amended & Restated Stock Option Agreement dated December 8, 1998, granting Mr. Clark options to purchase 30,000 shares of Common Stock, of which 24,000 shares are exercisable, at an exercise price of $3.625 per share. The options become exercisable ratably over five years commencing June 1, 1999, and will expire on June 1, 2008. Mr. Clark was granted options to purchase 20,000 shares of Common Stock, of which 8,000 are exercisable, on June 30, 1999, at an exercise price of $3.00 per share. The options become exercisable ratably over five years commencing June 30, 2000, and will expire on June 30, 2009. Mr. Clark was granted options to purchase 60,000 shares of Common Stock, of which 24,000 are exercisable, on June 1, 2000, at an exercise price of $4.00 per share. The options become exercisable ratably over five years commencing June 1, 2001, and will expire on June 1, 2010. Mr. Clark was granted options to purchase 50,000 shares of Common Stock, of which 10,000 are exercisable, on December 6, 2000, at an exercise price of $2.00 per share. The options become exercisable ratably over five years commencing December 6, 2001, and will expire on December 6, 2010.

(7) Mr. Clark is the beneficial owner of 17,700 shares of Common Stock.

(8) Mr. Peterson was granted options to purchase 50,000 shares of Common Stock, of which 30,000 are exercisable at an exercise price of $3.50 per share outside the Stock Option Plan as provided for under his employment agreement with the Company. The options become exercisable ratably over five years commencing October 19, 1999, and will expire on October 19, 2008. Mr. Peterson was granted options to purchase 20,000 shares of Common Stock, of which 8,000 are exercisable, on June 30, 1999 at an exercise price of $3.00 per share. The options become exercisable ratably over five years commencing June 30, 2000, and will expire on June 30, 2009. Mr. Peterson was granted options to purchase 50,000 shares of Common Stock, of which 20,000 are exercisable, on June 1, 2000, at an exercise price of $4.00 per share. The options become exercisable ratably over five years commencing June 1, 2001, and will expire on June 1, 2010. Mr. Peterson was granted options to purchase 100,000 shares of Common Stock, of which 20,000 are exercisable, on December 6, 2000, at an exercise price of $2.00 per share. The options become exercisable ratably over five years commencing December 6, 2001, and will expire on December 6, 2010.

(9) Mr. Peterson is the beneficial owner of 30,000 shares of Common Stock.

(10) On May 13, 1997, Mr. Mason was granted options to purchase 12,000 shares of Common Stock, all of which are exercisable at an exercise price of $6.50 per share. The options will expire on May 13, 2007. Mr. Mason was granted options in July 1998 to purchase 13,000 shares of Common Stock, of which 10,400 are exercisable at an exercise price of $7.625 per share. The options are exercisable ratably over five years commencing May 13, 1999, and will expire on July 10, 2008. Mr. Mason was granted options to purchase 15,000 shares of Common Stock, of which 6,000 are exercisable, on June 30, 1999 at an exercise price of $3.00 per share. The options become exercisable ratably over five years commencing June 30, 2000, and will expire on June 30, 2009. Mr. Mason was granted options to purchase 25,000 shares of Common Stock, of which 10,000 are exercisable, on June 1, 2000, at an exercise price of $4.00 per share. The options become exercisable ratably over five years commencing June 1, 2001, and will expire on June 1, 2010.

(11) Mr. Mason is the beneficial owner of 108 shares of Common Stock and 341 warrants to purchase shares of Common Stock.

(12) Mr. Rocker was granted options to purchase 25,000 shares of Common Stock, of which options with respect to 15,000 shares are presently exercisable at an exercise price of $4.75 per share outside the Stock Option Plan as provided for under his employment agreement with the Company. The options become exercisable ratably over five years commencing September 14, 1999, and will expire on September 14, 2008. Mr. Rocker was granted options to purchase 15,000 shares of Common Stock, of which 6,000 are exercisable, on June 30, 1999 at an exercise price of $3.00 per share. The options become exercisable ratably over five years commencing June 30, 2000, and will expire on June 30, 2009. Mr. Rocker was granted options to purchase 25,000 shares of Common Stock, of which 10,000 are exercisable, on June 1, 2000, at an exercise price of $4.00 per share. The options become exercisable ratably over five years commencing June 1, 2001, and will expire on June 1, 2010.

(13) On June 22, 1998, Ms. Brown was granted options to purchase 13,000 shares of Common Stock, of which 10,400 are exercisable at an exercise price of $6.125 per share. The options become exercisable ratably over five years commencing June 22, 1999, and will expire on June 22, 2008. Ms. Brown was granted options to purchase 9,000 shares of Common Stock, of which 3,600 are exercisable, on June 30, 1999 at an exercise price of $3.00 per share. The options become exercisable ratably over five years commencing June 30, 2000, and will expire on June 30, 2009. Ms. Brown was granted options to purchase 25,000 shares of Common Stock, of which 10,000 are exercisable, on June 1, 2000, at an exercise price of $4.00 per share. The options become exercisable ratably over five years commencing June 1, 2001, and will expire on June 1, 2010.

(14) Ms. Brown is the beneficial owner of 2,000 shares of Common Stock.

(15) Ms. Shahon is the beneficial owner of 5,500 shares of Common Stock.

(16) Mr. Snow is the beneficial owner of 1,000 shares of Common Stock.

(17) Mr. Krekeler is the beneficial owner of 475 shares of Common Stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Mr. Gene Burris, a director of the Company, is President of UFCW Local No. 1000, which represents approximately all of Store's unionized employees. Pursuant to the present collective bargaining agreements, the UFCW has the right to designate one member of the Board of Directors of Company and Stores. Mr. Burris is the designee of the UFCW.

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

                                       HOMELAND HOLDING CORPORATION


Date:      April 11, 2002              By: /s/ David B. Clark
                                           -------------------------------------
                                           David B. Clark, President & C.E.O.


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                         Title                           Date
        ---------                         -----                           ----
/s/ John A. Shields              Chairman of the Board                April 11, 2002
---------------------------
John A. Shields


/s/ David B. Clark               President, Chief Executive           April 11, 2002
----------------------------     Officer and Director
David B. Clark                   (Principal Executive Officer)


/s/ Wayne S. Peterson            Senior Vice President/               April 11, 2002
----------------------------     Finance, C.F.O. and Secretary
Wayne S. Peterson                (Principal Financial Officer)


/s/ Deborah A. Brown             Vice President, Controller,          April 11, 2002
----------------------------     Treasurer and Asst. Secretary
Deborah A. Brown                 (Principal Accounting Officer)

            Signature                            Title                 Date
            ---------                            -----                 ----
/s/ Robert E. (Gene) Burris                     Director          April 11, 2002
----------------------------------
Robert E. (Gene) Burris


/s/ Edward B. Krekeler, Jr.                     Director          April 11, 2002
----------------------------------
Edward B. Krekeler, Jr.


/s/ Laurie M. Shahon                            Director          April 11, 2002
----------------------------------
Laurie M. Shahon


/s/ William B. Snow                             Director          April 11, 2002
----------------------------------
William B. Snow

                          INDEX TO FINANCIAL STATEMENTS

                          HOMELAND HOLDING CORPORATION
                    Debtor-in-Possession as of August 1, 2001

                        Consolidated Financial Statements

Report of Independent Accountants                              F-2

Consolidated Balance Sheets as of December 29, 2001,
  and December 30, 2000                                        F-3

Consolidated Statements of Operations and
  Comprehensive Income for the 52 weeks
  ended December 29, 2001, December 30, 2000,
  and January 1, 2000                                          F-5

Consolidated Statements of Stockholders' Equity/Deficit
  for the 52 weeks ended December 29, 2001,
  December 30, 2000, and January 1, 2000                       F-6

Consolidated Statements of Cash Flows
  for the 52 weeks ended December 29, 2001,
  December 30, 2000, and January 1, 2000                       F-7

Notes to Consolidated Financial Statements                     F-9

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Homeland Holding Corporation


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders' equity/deficit and cash flows present fairly, in all material respects, the financial position of Homeland Holding Corporation and its subsidiaries (the "Company") at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for the 52 weeks ended December 29, 2001, December 30, 2000, and January 1, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on August 1, 2001. The Company is in the process of developing a plan of reorganization which, if filed, will ultimately require approval of the Unsecured Creditors Committee and confirmation by the Bankruptcy Court before the Company can successfully emerge from bankruptcy. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PricewaterhouseCoopers LLP
April 5, 2002

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                     ASSETS

                                                      December 29,    December 30,
                                                         2001             2000
                                                      ------------    ------------
Current assets:
  Cash and cash equivalents                            $  5,602         $ 10,198
  Receivables, net of allowance for
    uncollectible accounts of $244 and $331              12,006           14,079
  Inventories                                            34,965           54,707
  Prepaid expenses and other current assets               2,292            1,610
                                                       --------         --------

    Total current assets                                 54,865           80,594

Property, plant and equipment:
  Land and land improvements                              7,573            8,797
  Buildings                                              20,123           21,691
  Fixtures and equipment                                 35,317           43,305
  Leasehold improvements                                 15,130           21,202
  Software                                                7,371            7,760
  Leased assets under capital leases                      7,102            9,886
  Construction in progress                                  301              165
                                                       --------         --------
                                                         92,917          112,806

Less accumulated depreciation and amortization           48,203           41,036
                                                       --------         --------

Net property, plant and equipment                        44,714           71,770

Other assets and deferred charges                        23,159           27,394
                                                       --------         --------
    Total assets                                       $122,738         $179,758
                                                       ========         ========

                                                                       Continued


                   The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001

                     CONSOLIDATED BALANCE SHEETS, Continued

               (In thousands, except share and per share amounts)

                  LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT


                                                          December 29,       December 30,
                                                              2001               2000
                                                          ------------       ------------
Current liabilities:
  Accounts payable - trade                                 $  15,285          $  28,869
  Salaries and wages                                           2,799              2,107
  Taxes                                                        1,655              3,606
  Accrued interest payable                                       185              2,819
  Other current liabilities                                    8,269              7,013
  Current portion of long-term debt                           44,152              3,860
  Current portion of obligations under
    capital leases                                               452                564
                                                           ---------          ---------
    Total current liabilities                                 72,797             48,838

Long-term obligations:
  Long-term debt                                                  --            104,592
  Obligations under capital leases                               519              1,996
  Other noncurrent liabilities                                 4,579              3,235
                                                           ---------          ---------
    Total long-term obligations                                5,098            109,823


Liabilities subject to compromise                             72,718                 --

Stockholders' equity (deficit):
  Common stock $0.01 par value, authorized -
    7,500,000 shares, issued 4,925,871 shares
    at December 29, 2001, and
    December 30, 2000, respectively                               49                 49
  Additional paid-in capital                                  56,274             56,274
  Accumulated deficit                                        (80,934)           (34,538)
  Accumulated other comprehensive income                      (3,264)              (688)
                                                           ---------          ---------

Total stockholders' equity (deficit)                         (27,875)            21,097
                                                           ---------          ---------

Total liabilities and stockholders' equity/deficit         $ 122,738          $ 179,758
                                                           =========          =========


                   The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
               (In thousands, except share and per share amounts)


                                                      52 weeks            52 weeks             52 weeks
                                                       ended                ended               ended
                                                    December 29,         December 30,          January 1,
                                                        2001                 2000                 2000
                                                    ------------         ------------         -----------
Sales, net                                          $   511,591          $   600,835          $   559,554

Cost of sales                                           393,701              460,735              425,394
                                                    -----------          -----------          -----------

  Gross profit                                          117,890              140,100              134,160

Selling and administrative expenses                     119,864              133,244              120,594
Amortization of excess reorganization value                  --                   --                6,890
Store closing charge                                         50                2,823                   --
Asset impairment                                          1,702                   --                  925
                                                    -----------          -----------          -----------

Operating profit (loss)                                  (3,726)               4,033                5,751

Loss on disposal of assets                                  (30)                 (61)                 (15)
Interest income                                             853                  751                  569
Interest expense                                         (9,458)             (10,612)              (9,011)
                                                    -----------          -----------          -----------

Loss before reorganization expense
  and income taxes                                      (12,361)              (5,889)              (2,706)

Reorganization expense                                  (34,035)                  --                   --
                                                    -----------          -----------          -----------

Loss before income taxes                                (46,396)              (5,889)              (2,706)

Income tax provision                                         --                   --               (1,588)
                                                    -----------          -----------          -----------

  Net loss                                              (46,396)              (5,889)              (4,294)

Other comprehensive loss:
  Minimum pension liability adjustment                   (2,576)                (688)                  --
                                                    -----------          -----------          -----------

Comprehensive loss                                  $   (48,972)         $    (6,577)         $    (4,294)
                                                    ===========          ===========          ===========

Basic and diluted earnings per share:
  Net loss per share                                $     (9.42)         $     (1.20)         $     (0.87)
                                                    ===========          ===========          ===========

Weighted average shares outstanding                   4,925,871            4,923,236            4,911,958
                                                    ===========          ===========          ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001

             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/DEFICIT
               (In thousands, except share and per share amounts)


                                                                                                     Accumulated
                                                  Common Stock        Additional                         Other            Total
                                             ---------------------     Paid-In       Accumulated    Comprehensive    Stockholders'
                                               Shares      Amount      Capital         Deficit          Income      Equity (Deficit)
                                             ---------   ---------    ----------     -----------    -------------  -----------------
Balance, January 2, 1999                     4,904,417          49       56,174         (24,355)              --          31,868

Net loss                                            --          --           --          (4,294)              --          (4,294)

Issuance of common stock                        13,443          --           80              --               --              80
                                             ---------   ---------    ---------       ---------        ---------       ---------

Balance, January 1, 2000                     4,917,860          49       56,254         (28,649)              --          27,654

Net loss                                            --          --           --          (5,889)              --          (5,889)

Other comprehensive loss:
Minimum pension liability adjustment                --          --           --              --             (688)           (688)

Issuance of common stock                         8,011          --           20              --               --              20
                                             ---------   ---------    ---------       ---------        ---------       ---------

Balance, December 30, 2000                   4,925,871          49       56,274         (34,538)            (688)         21,097

Net loss                                            --          --           --         (46,396)              --         (46,396)

Other comprehensive loss:
  Minimum pension liability adjustment              --          --           --              --           (2,576)         (2,576)
                                             ---------   ---------    ---------       ---------        ---------       ---------

Balance, December 29, 2001                   4,925,871   $      49    $  56,274       $ (80,934)       $  (3,264)      $ (27,875)
                                             =========   =========    =========       =========        =========       =========


                   The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               (In thousands, except share and per share amounts)

                                                                   52 weeks        52 weeks       52 weeks
                                                                     ended          ended          ended
                                                                 December 29,    December 30,    January 1,
                                                                     2001            2000           2000
                                                                 ------------    ------------    ----------
Cash flows from operating activities:
  Loss before reorganization expense and income taxes             $(12,361)       $ (5,889)       $ (2,706)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
    Depreciation and amortization                                    9,937          11,008          10,427
    Amortization of beneficial interest in operating leases            118             121             121
    Amortization of excess reorganization value                         --              --           6,890
    Amortization of goodwill                                           556             720             226
    Amortization of financing costs                                    597              62              42
    Loss on disposal of assets                                          30              61              15
    Store closing costs                                              4,644           4,246              --
    Asset impairment                                                 1,702              --             925
    Change in assets and liabilities:
      (Increase) decrease in receivables                             2,073             949          (1,858)
      (Increase) decrease in inventories                            15,148              55          (2,355)
      (Increase) decrease in prepaid
        expenses and other current assets                             (682)            400             458
      Increase in other assets and deferred charges                 (2,214)         (2,478)         (2,498)
      Increase (decrease) in accounts payable-trade                 (8,336)         (4,135)          3,785
      Increase (decrease) in salaries and wages                        692          (1,061)            293
      Increase (decrease) in taxes                                  (1,804)             77             399
      Increase in accrued interest payable                             454             148              49
      Increase (decrease) in other current liabilities                 186          (1,397)         (1,813)
      Increase (decrease) in other noncurrent liabilities           (2,707)           (316)             69
                                                                  --------        --------        --------

      Total adjustments                                             20,394           8,460          15,175
                                                                  --------        --------        --------

      Net cash provided by operating activities
        before reorganization items                                  8,033           2,571          12,469

      Reorganization fees paid                                      (3,090)             --              --
      Income taxes paid                                                 --             (30)           (110)
                                                                  --------        --------        --------

      Net cash provided by operating activities                      4,943           2,541          12,359
                                                                  --------        --------        --------


                   The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001

                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

               (In thousands, except share and per share amounts)

                                                                             52 weeks         52 weeks         52 weeks
                                                                              ended            ended             ended
                                                                           December 29,     December 30,      January 1,
                                                                               2001             2000             2000
                                                                           ------------     ------------      ----------
Cash flows from investing activities:
  Capital expenditures                                                         (1,337)          (5,497)          (8,980)
  Store acquisitions                                                               --           (4,224)          (2,374)
  Cash received from sale of assets                                                42              659              750
                                                                            ---------        ---------        ---------

    Net cash used in investing activities                                      (1,295)          (9,062)         (10,604)
                                                                            ---------        ---------        ---------

Cash flows from financing activities:
  Borrowings under DIP term loans                                              39,000               --               --
  Payments under DIP term loans                                                (2,205)              --               --
  Borrowings under DIP revolving credit loans                                  52,943               --               --
  Payments under DIP revolving credit loans                                   (45,717)              --               --
  Borrowings under term loans                                                      --            5,000               --
  Payments under NBC term loan                                                 (8,814)          (2,019)          (1,667)
  Payments under AWG loans                                                    (10,295)          (4,278)          (5,294)
  Borrowings under NBC revolving credit loans                                  92,385          160,126          142,707
  Payments under NBC revolving credit loans                                  (121,631)        (154,075)        (137,400)
  Payments on tax notes                                                           (54)             (50)             (46)
  Principal payments under capital lease obligations                             (564)            (502)          (1,237)
  Book overdrafts recorded in accounts payable                                 (2,228)           2,260              812
  Payment of financing costs                                                   (1,064)              --               --
  Proceeds from issuance of common stock                                           --               20               80
                                                                            ---------        ---------        ---------

    Net cash provided by (used in) financing activities                        (8,244)           6,482           (2,045)
                                                                            ---------        ---------        ---------

Net decrease in cash and cash equivalents                                      (4,596)             (39)            (290)

Cash and cash equivalents at beginning of period                               10,198           10,237           10,527
                                                                            ---------        ---------        ---------

Cash and cash equivalents at end of period                                  $   5,602        $  10,198        $  10,237
                                                                            =========        =========        =========

Supplemental information:
  Cash paid during the period for interest                                  $   6,185        $  10,442        $   8,993
                                                                            =========        =========        =========

Supplemental schedule of non-cash investing and financing activities:
  Capital lease obligations assumed                                         $      --        $   1,363        $      --
                                                                            =========        =========        =========
  Debt assumed in acquisitions                                              $      --        $   6,162        $  13,706
                                                                            =========        =========        =========


                   The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

1.       Organization:

         Homeland Holding Corporation ("Holding"), a Delaware corporation, was incorporated on November 6, 1987, but had no operations prior to November 25, 1987. Effective November 25, 1987, Homeland Stores, Inc. ("Homeland"), a wholly-owned subsidiary of Holding, acquired substantially all of the net assets of the Oklahoma Division of Safeway Inc. Holding, its consolidated subsidiary, Homeland, Homeland's wholly-owned subsidiary, SLB Marketing, Inc., and SLB's wholly-owned subsidiary, JCH Beverage, Inc., are collectively referred to herein as the "Company." The Company is a supermarket chain in the Oklahoma, southern Kansas and Texas Panhandle regions. The Company operates in four distinct market places: Oklahoma City, Oklahoma; Tulsa, Oklahoma; Amarillo, Texas; and certain rural areas of Oklahoma, Kansas and Texas. As of December 29, 2001, the Company operated 54 stores in these markets. Subsequent to yearend, the Company has sold or closed 10 stores and has exited all operations in the Kansas and Texas Panhandle regions.

         Holding has guaranteed substantially all of the debt issued by Homeland. Holding is a holding company with no significant operations other than its investment in Homeland. Separate financial statements of Homeland are not presented herein since they are identical to the consolidated financial statements of Holding in all respects except for stockholders' equity/deficit which is as follows:

                                                      December 29,    December 30,
                                                         2001            2000
                                                      ------------    ------------
Homeland stockholder's equity (deficit):
 Common stock, $.01 par value,
   authorized, issued and
   outstanding 100 shares                              $      1        $      1
 Additional paid-in capital                              56,322          56,322
 Accumulated deficit                                    (80,934)        (34,538)
 Accumulated other comprehensive
   income                                                (3,264)           (688)
                                                       --------        --------

   Total Homeland stockholder's
     equity (deficit)                                  $(27,875)       $ 21,097
                                                       ========        ========

         On August 1, 2001, Holding and Homeland filed voluntary petitions (the "Filing") under Chapter 11 of the United States Bankruptcy Code ("Bankruptcy Code") with the United States Bankruptcy Court for the Western District of Oklahoma ("Bankruptcy Court"). The cases filed by Holding and Homeland are In re Homeland Holding Corporation, Debtor, Case No. 01-17869TS, and In re Homeland Stores, Inc., Debtor, Case No. 01-17870TS (collectively, the "Chapter 11 Cases"). Holding and Homeland continue in possession of their properties and the management of their businesses as debtors-in-possession pursuant to Section 1107 and
         Section 1108 of the Bankruptcy Code. Holding and Homeland continue to be managed by their respective directors and officers, subject in each case to the supervision of the Bankruptcy Court.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

1.       Organization, continued:

         JCH and SLB did not file voluntary petitions under the Bankruptcy Code as part of the Filing. Assets and results of operations of those entities are less than 1% of consolidated totals.

         The Filing was made in response to increasing liquidity difficulties during the second quarter of 2001, particularly following amendments in the second quarter to the Loan Agreement reducing available credit, on which National Bank of Canada ("NBC") and the other lenders under the then effective NBC Loan Agreement (as defined below) insisted. While trade creditors generally continued to provide credit to the Company on customary credit terms during that quarter, some trade creditors had imposed tighter credit terms, further reducing the liquidity of the Company.

         As a result of the bankruptcy filings discussed above, the accompanying consolidated financial statements have been prepared in accordance with AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the voluntary bankruptcy filings, such realization of certain of Company assets and liquidation of certain of Company liabilities are subject to significant uncertainty. While operating as debtors-in-possession, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements, which do not give effect to any adjustments to the carrying value or classification of assets or liabilities that might be necessary as a consequence of a plan of reorganization.

         The Debtors have received approval from the Bankruptcy Court to pay or otherwise honor certain of their pre-petition obligations in the ordinary course of business, including critical trade creditors, employee wages and benefits and customer programs.

         As provided by the Bankruptcy Code, the Company initially has the exclusive right to propose a plan of reorganization ("Plan"). The Company's exclusive right expires April 30, 2002. The Company expects to file its proposed Plan in the second quarter of 2002. Nevertheless, the Company is currently executing a strategy to close unprofitable locations and to divest selected locations and markets. The Company began the year with 85 stores, it had 54 stores as of December 29, 2001 and it intends to emerge from bankruptcy with a total of 44 stores.

         An Unsecured Creditors Committee has been appointed in the Chapter 11 Cases. In accordance with the provisions of the Bankruptcy Code, this committee will have the right to be heard on all matters that come before the Bankruptcy Court in the Chapter 11 Cases.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

1.       Organization, continued:

         Ultimately, the Unsecured Creditors Committee must approve and the Bankruptcy Court must confirm a Plan, whether submitted by the Company or a third party, before the Company can successfully emerge from bankruptcy. As a part of its Plan, the Company will be required to secure financing to pay the DIP Financing that will mature upon emergence. There is no guarantee that the Company will be able to secure such financing on acceptable terms. In addition, approval and confirmation of the Plan is outside of the Company's control. Due to these factors, the Company cannot be certain at this time that it will successfully emerge as a going concern entity.

         The Company is required to bear certain of the committee's costs and expenses, including those of their counsel and other advisors.

         Pursuant to SOP 90-7, liabilities that are subject to compromise are reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of December 29, 2001, the components of the estimated liabilities that are subject to compromise are as follows:

Debt, pre-petition plus accrued interest         $63,000
Accounts payable                                   3,020
Other accrued liabilities                          6,698
                                                 -------
            Total                                $72,718
                                                 =======

         SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. As of December 29, 2001, the components of the reorganization items are as follows:

Asset impairment                                 $22,248
Store closing charge                               5,272
Claims expense                                     3,719
Fees                                               2,796
                                                 -------
            Total                                $34,035
                                                 =======

         Claims expense includes claims attributable to rejected leases and other executory contracts, certain trade payables, and other third party claims that management believes will be allowed by the Bankrupt Court and therefore represent liabilities subject to compromise. The Company has received a listing of all submitted claims and currently is in the process of evaluating the nature and amounts of each of these claims. Management believes that the current amount of claims expense and liabilities subject to compromise are reasonable estimations, however, until there is a concluded review of all the claims by the Company and a final adjudication of these claims by the Bankruptcy Court, the estimated claims expense and liabilities subject to compromise may change and such changes could be material.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

2.       Summary of Significant Accounting Policies:

         Fiscal year - The Company has adopted a fiscal year, which ends on the Saturday nearest December 31.

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

         Concentrations of credit and business risk - The Company purchases approximately 70% of its products from Associated Wholesale Grocers, Inc. ("AWG"). Although there are similar wholesalers that could supply the Company with merchandise, if AWG were to discontinue shipments, this could have a material adverse effect on the Company's financial condition. The Company receives certain rebates and allowances from AWG as well as an annual distribution from AWG's cooperative arrangements. A portion of the annual distribution is in the form of cash, while the remainder is in the form of patronage refund certificates. Receivables from AWG and the AWG patronage refund certificates subject the Company to a concentration of credit risk.

         Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and non-AWG receivables. The Company places its temporary cash investments with high quality financial institutions. Concentration of credit risk with respect to non-AWG receivables are limited due to the diverse nature of those receivables, including the large number of retail customers within the region and receivables from vendors throughout the country.

         Cash and cash equivalents - For purposes of the statements of cash flows, the Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Book overdrafts of $4,133 and $6,361, as of December 29, 2001 and December 30, 2000, respectively, are included in accounts payable.

         Inventories - Inventories are stated at the lower of cost or market with cost determined for the majority of the Company's inventories using the retail method. Under the retail method, the valuation of inventories at cost and the resulting gross margins are calculated by applying a calculated cost-to-retail ratio to the retail value of inventories. The Company uses the retail method, for its grocery, health and beauty care and general merchandise inventories, which represented approximately 75.5% of the Company's total inventory at December 29, 2001. The remaining inventories are valued on a cost basis

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

2.       Summary of Significant Accounting Policies:

         with information provided by suppliers. The Company includes an estimate of inventory shrink in its application of the retail method.

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

         Store closings/asset impairment - Provision is made on a current basis for the write-down of identified owned-store closings to their net realizable value. For identified leased-store closings, leasehold improvements are written down to their net realizable value and a provision is made on a current basis if anticipated expenses are in excess of expected sublease rental income. The Company's long-lived assets, including goodwill, are reviewed for impairment and written down to fair value whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill has primarily been recorded in conjunction with the four separate store acquisitions. For purposes of the review, performed at the store level, allocated acquired goodwill and the other assets of each store are combined to determine if impairment is appropriate.

         Other assets and deferred charges - Other assets and deferred charges consist primarily of patronage refund certificates issued by AWG (as part of its year-end distribution of income from AWG's cooperative operations), beneficial interests in operating leases, goodwill and

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

2.       Summary of Significant Accounting Policies, continued:

         intangibles acquired in the Company's 1999 and 2000 acquisitions, and capitalized financing costs. The beneficial interest in operating leases is being amortized on a straight-line basis over the remaining terms of the leases, including all available renewal option periods, and the goodwill is being amortized over a 15 year period. Beginning in 2002, the Company will no longer amortize goodwill pursuant to SFAS No. 142 (See Recent Accounting Pronouncements). During 2001, the Company incurred approximately $1,262 in financing costs associated with the DIP Financing. These costs are being amortized over a one-year period, which is the estimated bankruptcy emergence timeframe, and reported as a component of interest expense. The AWG patronage refund certificates, which bear annual interest of 6%, are redeemable for cash seven years from the date of issuance. Beginning in 2002, the annual interest on the certificates has been lowered to 4%. The carrying value of certificates, including those earned not yet received, at December 29, 2001 and December 30, 2000 was $16,080 and $13,884, respectively. Goodwill, net of accumulated amortization, was $5,083 and $10,043 at December 29, 2001 and December 30, 2000, respectively. During 2001, $4,404 of goodwill was considered impaired (See Store Closings / Asset Impairment).

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

         Advertising costs - Costs of advertising are expensed as incurred. Gross advertising costs for 2001, 2000, and 1999, were $7,042, $9,743, and $9,112, respectively.

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

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

2.       Summary of Significant Accounting Policies, continued:

         Pre-opening costs - Store pre-opening costs are charged to expense as incurred.

         Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to the reserve for self-insurance programs, reserves for closed stores, the determination of bankruptcy claims subject to compromise, the deferred income tax valuation allowance, the accumulated benefit obligation relating to the employee retirement plan, the allowance for bad debts and inventory valuation. It is reasonably possible that the Company's estimates for such items could change in the near term.

         In the second quarter of 2000, the Company collected a receivable from a vendor of approximately $600 that had been reserved for as of January 1, 2000.

         Reclassifications - Certain amounts in the December 30, 2000 and January 1, 2000 consolidated statements of cash flows have been reclassified to conform with the December 29, 2001 presentation.

         Recent Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No 141 prohibits the use of the pooling-of-interest method in accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives to no longer require amortization, but requires an annual review for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 for goodwill and intangible assets acquired prior to July 1, 2001, and applies to all goodwill and other intangible assets recognized in an entity's financial statements as of that date. Goodwill and intangible assets acquired after June 30, 2001 will be immediately subject to the non-amortization and amortization provisions of SFAS No. 142. Amortization expense for 2001 includes $567 related to the amortization of goodwill and intangible assets that will not be required for fiscal years beginning after December 15, 2001.

         In June 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a new model for accounting for derivatives and hedging activities. The Company adopted SFAS No. 133, as amended, beginning January 1, 2001. The adoption of this standard did not have a material effect on the Company's financial statements.

3.       Store Acquisitions:

         In April 1999, the Company completed its acquisition of nine stores from AWG, in eastern Oklahoma. The net purchase price was $1.3 million which represents $5.6 million for real property, and fixtures and equipment, plus $2.3 million for inventory, $0.2 million for transaction costs, offset by $6.8 million in long-term debt assumed by the Company. The Company acquired title to one store and leases the remaining eight from AWG. The one store to which Homeland acquired title in Pryor, Oklahoma, was closed (and subsequently sold to a non-grocery user) as a result of the proximity to an existing Company store. The Company financed this acquisition principally through the assumption of $6.8 million in long-term debt, together with increased borrowings under the then-existing NBC Loan Agreement. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the nine stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG which related to inventory and the Pryor store which was sold. Therefore, AWG released its security interest in the inventory and the assets relating to the Pryor store.

         In November 1999, the Company completed its acquisition of four stores from Brattain Foods, Inc. ("BFI"), in Muskogee, Oklahoma. The net purchase price was $1.1 million which represents $6.0 million for fixtures and equipment, plus $1.9 million for inventory, $0.2 million for transaction costs, offset by $7.0 million of long-term debt (BFI's obligation to AWG) assumed by the Company. The Company leases three of the stores from AWG and the fourth from a third party. The Company financed this acquisition principally through the assumption of $7.0 million in long-term debt, together with increased borrowings under the then-existing NBC Loan Agreement. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the four stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

3.       Store Acquisitions, continued:

         In February 2000, the Company completed its acquisition of three stores from Belton Food Center, Inc. ("BFC") in Oklahoma City. The net purchase price, prior to the closed store reserve discussed below, was $0.2 million which represents $4.2 million for fixtures and equipment, and leasehold improvements, plus $2.0 million for inventory and $0.2 million for transaction costs, offset by $6.2 million of long-term debt (BFC's obligation to AWG) assumed by the Company. The Company leases all three of the stores from AWG. The Company financed this acquisition principally through the assumption of $6.2 million in long-term debt, together with increased borrowings under the then-existing NBC Loan Agreement. The debt incurred by the Company to AWG is secured by liens on, and security interest in, the assets associated with the three stores. Subsequent to the closing of the acquisition, the Company repaid a portion of its indebtedness to AWG, which related to inventory and therefore, AWG released its security interest in the inventory. In April 2000, the Company closed one of the acquired stores due to its proximity to other Company stores and established a reserve, which approximated $1.3 million, for future rent payments and other holding costs. Establishment of the reserve increased the goodwill balance associated with the acquisition. In October 2000, the lease on the closed store was assigned resulting in a reduction in the reserve and goodwill of $0.5 million. Substantially all other costs reserved were paid in 2000.

         In April 2000, the Company completed its acquisition of three Baker's Supermarkets. The purchase price was approximately $4.2 million, which represents $2.4 million for fixtures and equipment, leasehold improvements, and a non-compete agreement, $1.6 million for inventory, and approximately $0.2 million in transaction costs. In conjunction with the transaction, the Company also recorded $1.6 million of identified intangibles and $1.6 million in liabilities related to an unfavorable supply contract with Fleming Companies Inc. ("Fleming"). The Company subleased the three stores from Fleming. On September 15, 2000, the Company subsequently leased a fourth location upon the completion of its construction. Concurrent with the opening of the acquired store, the Company closed an existing store resulting in a charge to operations of approximately $0.3 million, which included future rent payments, other holding costs, and the write-off of property, plant and equipment. The lease for this closed store terminated in May 2001 and therefore the Company will no longer incur rent or other holding costs. The Company financed this acquisition principally through increased borrowings under its working capital facility.

         The intangible asset associated with the unfavorable supply contract was written off in the third quarter of 2001 after the Company determined that the asset would no longer be recoverable. Prior to the write off, the asset had been amortized on a straight-line basis over the life of the contract.

         The five-year supply contract with Fleming requires the Company to purchase a minimum annual amount of merchandise or remit payment to Fleming in the amount of 3% of purchase volume shortfall, estimated by the Company at the date of acquisition to be $1.6

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

3.       Store Acquisitions, continued:

         million over the life of the contract. During 2001, the Company remitted a payment of $0.4 million related to the shortfall in 2000. In the fourth quarter of 2001, the Company determined that it would likely reject the supply contract. As a result, the Company recorded a charge to reorganization claims expense in the amount of $2.1 million. Combined with the remaining liability established at the time of acquisition, the Company has recorded an aggregate liability of $3.3 million related to this contract. Fleming has submitted an unsecured claim to the Bankruptcy Court in the amount of $3.7 million, which represents the maximum liability for all remaining years under the contract. The Company believes that the claim is more accurately stated at $3.3 million reflecting a reduction, pursuant to the contract, attributable to the closing of one of the acquired stores.

         All of the above acquisitions were accounted for using the purchase method of accounting. The result of operations from these stores from the acquisition dates through fiscal year-end are included in the fiscal 1999 and 2000 Consolidated Statements of Operations and Comprehensive Income.

4.       Store Closings/Asset Impairment:

         As a result of the Bankruptcy Filing, the Company planned to close or divest 34 stores. Eight of these stores began closing in September 2001, 16 stores began an inventory liquidation in December 2001, and as of December 29, 2001, the final 10 stores had preliminary interest from potential buyers intending to purchase the stores as going concerns. During 2001, the Company recorded reorganization charges associated with these stores, which included store closing charges and holding costs of $5,272 and asset impairment charges of $18,047. Holding costs primarily consist of obligations under operating leases and related expenses expected to be paid over the remaining lease terms, which range from 2001 to 2010. Additionally, the Company recorded inventory write-downs of $4,594 associated with the store closings and inventory liquidation, which was reported as a part of cost of sales. As of December 29, 2001, disposition of the final 10 stores was subject to the approval of the Bankruptcy Court and, therefore, no store closing charges, holding costs or inventory write-downs were recorded in 2001. The Company believes that such charges related to these 10 stores to be incurred during the first quarter of 2002 will be in the approximate range of $2.0 million to $2.5 million.

         In regards to the 26 stores closed or liquidated prior to December 29, 2001, the Company is in the process of attempting to sell owned real estate or to find assignments of leased locations. As of April 5, 2002, the Company has achieved lease assignments for 3 locations, rejected the leases of 8 locations, and terminated 4 leases as a result of the expiration of existing terms. Additionally, there are 7 lease assignments and 2 real property transactions pending. Although these pending transactions are anticipated to close by the end of April 2002, there can be no assurances that the transactions will be

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

4.       Store Closings/Asset Impairment, continued:

         consummated. Additionally, as described above there are 10 locations, which have been identified as additional stores to be sold or closed in 2002. These 10 stores include one owned and 9 leased locations. As of April 5, 2002, the owned store and 3 leased locations have been sold as going concerns to other supermarket operators. Furthermore, there are two lease assignment transactions pending, and again, there can be no assurances that the transactions will be consummated.

         During the second quarter of 2001, prior to the Filing in the third quarter, the Company recorded an asset impairment provision in the amount of $1,702 related to goodwill that the Company believed would not be recoverable. The stores associated with that goodwill were subsequently closed. In the third and fourth quarters of 2001, the Company also recorded asset impairment charges associated with its reorganization activities of $4,201 related to one unprofitable operating store for the write-down of goodwill and property, plant and equipment and related to other assets which the Company believes will not be recoverable.

         In December 2000, the Company committed to a plan to close seven stores in January 2001 and recorded a store closing charge of $4,246. The charge included the write-down of property, plant and equipment and other assets of $2,010, inventory write-downs of $1,423, which was recorded as a part of cost of sales, and holding costs of $813. Holding costs primarily consist of obligations under operating leases and related expenses expected to be paid over the remaining lease terms, which range from 2001 to 2004. The Company recorded an additional $50 in holding costs and an additional asset impairment charge of $140 during 2001.

         During 1999, the Company made the decision to dispose of a previously closed store and related assets. The Company decided to sell these assets rather than continue the previous plan of leasing the assets. The carrying value of the assets held for sale was reduced to a value of $385, based on current estimates of selling value less costs to dispose. The resulting adjustment of $925 was recorded. In 2000, the assets were sold for an amount, which approximated the then carrying value.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

4.       Store Closings/Asset Impairment, continued:

         Reserves for closed stores consist of the following:

                                                                     Occupancy          Other           Reserve
                                                    Severance          Costs            Costs            Total
                                                    ---------        ---------         -------          -------
Balance, January 1, 2000                             $    --          $    --          $    --          $    --

January 2001 store closings                               --              546              267              813
                                                     -------          -------          -------          -------

Balance, December 30, 2000                                --              546              267              813

January 2001 store closings:
  Payments charged against reserve                        --             (552)            (139)            (691)
  Additional closed store charges (credits)               --               78              (28)              50

Bankruptcy related store closings:
  Closed store charge                                    629            3,657              986            5,272
  (Payments) credits charged against reserve            (183)          (1,015)             304             (894)
                                                     -------          -------          -------          -------

Balance, December 29, 2001                           $   446          $ 2,714          $ 1,390          $ 4,550
                                                     =======          =======          =======          =======

5.       Long-Term Debt:

         Long-term debt at year-end consists of:

                                                     December 29,     December 30,
                                                         2001             2000
                                                     ------------     ------------
10% Notes due 2003 (the "Notes")                       $ 60,000         $ 60,000
Revolver                                                  7,224               --
Term Loan                                                10,089               --
AWG loans                                                26,795           10,295
NBC Revolving Facility                                       --           29,245
NBC Term Loan                                                --            8,814
Note Payable                                                 44               98
                                                       --------         --------
                                                        104,152          108,452
Less current portion                                     44,152            3,860
Less long-term debt included in
   liabilities subject to compromise                     60,000               --
                                                       --------         --------

Long-term debt due after one year                      $     --         $104,592
                                                       ========         ========

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

5.       Long-Term Debt, continued:

         The Notes bear an interest rate of 10%, which was scheduled to be paid semi-annually each February 1 and August 1. The Notes are uncollateralized and were to mature on August 1, 2003. The Company failed to make the required $3,000 interest payment on August 1, 2001, which constituted a default under the Indenture. Enforcement by the holders of the Notes of their remedies is stayed by the Bankruptcy Code. In accordance with SOP 90-7, interest expense associated with unsecured debt has not been reported subsequent to the date of the Filing. The contractual amount of interest expense on those obligations exceeds the amount reported by $2.6 million.

         On August 15, 2001, in connection with the Chapter 11 Cases, the Company entered into New Loan Agreements (as defined below) with Fleet Retail Finance Inc. ("Fleet"), Back Bay Capital Funding L.L.C. ("Back Bay") and Associated Wholesale Grocers, Inc. ("AWG") for debtor-in-possession financing ("DIP Financing") and paid amounts outstanding under the existing NBC Loan Agreement with NBC and certain other lenders. Under the DIP Financing, Fleet and Back Bay provide a revolving credit facility ("Revolver") under which the Company may borrow the lesser of (a) $25.0 million or (b) the applicable borrowing base ($6.7 million at April 5, 2002), and a $10.0 million term loan ("Term Loan") for a maximum aggregate principal amount of $35.0 million. Funds borrowed under the Revolver were used to repay borrowings under the NBC Loan Agreement, pay certain pre-petition indebtedness approved by the Bankruptcy Court and for general corporate purposes of the Company. An additional $29.0 million of DIP Financing was provided by AWG which included a new $16.5 million term loan (used to repay borrowings under the NBC Loan Agreement), a restated term loan totaling $9.4 million replacing previously outstanding acquisition-related loans, and a $3.1 million term loan representing an advance of rebate amounts expected to be earned by the Company under the 1995 Supply Agreement. The DIP Financing loans are secured by liens on, or security interests in, all of the assets of the Company and would have a super-priority administrative status under the Bankruptcy Code. In conjunction with the AWG loans described above, the Company entered into a new 10-year supply agreement ("2001 Supply Agreement") with AWG, which contains volume protection rights, right of first refusal and non-compete agreements similar to those in the 1995 Supply Agreement with AWG.

         With the exception of the $9.4 million and $3.1 million term loans from AWG, the DIP Financing matures on the earlier of (a) August 1, 2003,
         (b) emergence through a confirmed plan of reorganization approved by the Bankruptcy Court or (c) other events as defined in the New Loan Agreements. The $9.4 million AWG term loan matures in February 2007 and the $3.1 million AWG term loan matures in May 2002.

         The interest rate payable on the Revolver can be characterized as either a London Interbank Offered Rate ("LIBOR") Loan, or base rate loan based on the prime rate publicly announced by Fleet National Bank plus a percentage which varies based on a number of factors, including:
         (a) excess availability under the Revolver; (b) the time

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

5.       Long-Term Debt, continued:

         period; and (c) whether the Company elects to use LIBOR. The current interest rate pricing under the Revolver is either the base rate plus 50 basis points or LIBOR plus 250 basis points. As of December 29, 2001, the Company had $7.2 million of borrowings under the Revolver at a weighted average rate of 4.65% and $4.8 million of excess availability. As of April 5, 2002, the Company had no borrowings under the Revolver and $7.7 million of excess availability ($6.7 million attributable to the borrowing base and $1.0 million of cash). The $10.0 million Back Bay term loan, which was fully funded on August 15, 2001, bears interest at an annual fixed rate of 16.50%. The $16.5 million AWG term loan, which was fully funded on August 15, 2001, bears interest at the prime rate plus 200 basis points (8.00% at December 29, 2001). There are no scheduled principal payments on either of the term loans; however, the Company is required to make certain mandatory prepayments as a result of asset sales or events of default as further defined in the New Loan Agreements. The application of the mandatory prepayments to the outstanding principal balances of the term loans is subject to an Inter-Creditor Agreement between Fleet/Back Bay and AWG. The AWG restated term loan has an outstanding balance as of December 29, 2001 of $8.8 million and bears interest at the prime rate plus 100 basis points (7.00% at December 29, 2001), subject to minimum limitations. Principal payments are required weekly. The AWG Supply Agreement term loan has an outstanding balance as of December 29, 2001 of $1.5 million and bears interest at the prime rate plus 200 basis points (8.00% at December 29). Principal payments are required each four-week period.

         The New Loan Agreements include certain customary restrictions on acquisitions, asset dispositions, capital expenditures, consolidations and mergers, distributions, divestitures, indebtedness, liens and security interests, transactions with affiliates and payment of dividends. The New Loan Agreement also provides for acceleration of principal and interest payments in the event of certain material adverse changes, as determined by the lenders.

         The Company has classified all long-term debt as current with the belief that the Company will emerge from bankruptcy protection during the third quarter of 2002. As a part of its Plan, the Company will be required to secure financing to pay the DIP Financing that will mature upon emergence. There is no guarantee that the Company will be able to secure such financing on acceptable terms in order to facilitate a successful reorganization.

         The Company has outstanding at December 29, 2001, $30 in letters of credit which are not reflected in the accompanying financial statements. The letters of credit are issued under the credit agreements and the Company paid associated fees of $1, $4, and $12, in 2001, 2000, and 1999, respectively.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

6.       Stockholders' Equity/Deficit:

         At December 30, 2000, the Company had warrants outstanding to purchase 263,158 shares of common stock. Each warrant had entitled the holder to purchase one share of common stock at an exercise price of $11.85 at any time up to August 2, 2001. There were no warrants exercised and the warrants subsequently expired on August 1, 2001.

7.       Fair Value of Financial Instruments:

         The carrying amounts of cash and cash equivalents, receivables, AWG patronage refund certificates, accounts payable and accrued expenses and other liabilities are reasonable estimates of their fair values at December 29, 2001 and December 30, 2000. Based on borrowing rates currently available to the Company for borrowings with similar terms and maturities, the Company believes the carrying amount of borrowings under the various revolving facilities, term loans and AWG Loans approximate fair value at December 29, 2001 and December 30, 2000. The fair value of publicly-traded debt is valued based on quoted market values. At December 29, 2001, the carrying amount and the fair value of the Notes were $60,000 and $6,900, respectively. At December 30, 2000, the carrying amount and the fair value of the Notes were $60,000 and $28,200, respectively.

8.       Income Taxes:

         The components of the income tax provision for 2001, 2000, and 1999 were as follows:

                                        52 Weeks           52 Weeks            52 Weeks
                                         Ended              Ended               Ended
                                   December 29, 2001   December 30, 2000   January 1, 2000
                                   -----------------   -----------------   ---------------
Federal and State:
  Current - AMT                       $         --         $         --        $  (137)
    Deferred                                    --                   --         (1,451)
                                      ------------         ------------        -------
Total income tax provision            $         --         $         --        $(1,588)
                                      ============         ============        =======

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

8.       Income Taxes, continued:

         A reconciliation of the income tax benefit (provision) at the statutory Federal income tax rate to the Company's effective tax rate is as follows:

                                        52 Weeks          52 Weeks              52 Weeks
                                         Ended              Ended                 Ended
                                   December 29, 2001   December 30, 2000    January 1, 2000
                                   -----------------   -----------------    ---------------
Federal income tax
     benefit at statutory rate         $ 16,239          $  2,061              $    947
State income tax benefit,
     net of federal income
     tax impact                           1,392               177                    81
Non-deductible amortization
     of intangibles                          --                --                (2,412)
Non-deductible reorganization
     expenses and other                    (989)               --                    --
Change in valuation
     allowance and other                (16,642)           (2,238)                 (204)
                                       --------          --------              --------
Total income tax provision             $     --          $     --              $ (1,588)
                                       ========          ========              ========

         The components of deferred tax assets and deferred tax liabilities are as follows:

                                            December 29,   December 30,
                                               2001           2000
                                            ------------   ------------
Current assets (liabilities):
   Allowance for uncollectible
         receivables                          $  93          $ 126
   Inventories                                   --            541
   Prepaid pension                             (274)          (108)
   Other, net                                    --            131
                                              -----          -----

      Net current deferred tax assets          (181)           690
                                              -----          -----

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

8.       Income Taxes, continued:

Noncurrent assets (liabilities):
   Property, plant and equipment                   11,602             3,029
   Intangibles                                      2,291                --
   Employee compensation and benefits                 247               285
   Self-insurance reserves                            532               487
   Closed store reserves                            1,729               285
   Net operating loss carryforwards                17,199            12,338
   AMT credit carryforwards                           959               959
   Capital leases                                     120               (42)
   Other, net                                         760               585
                                                 --------          --------
      Net noncurrent deferred tax assets           35,439            17,926
                                                 --------          --------
   Total net deferred tax assets                   35,258            18,616
   Valuation allowance                            (35,258)          (18,616)
                                                 --------          --------

Net deferred tax assets                          $     --          $     --
                                                 ========          ========

         Due to the uncertainty of realizing the future tax benefits, a full valuation allowance was deemed necessary to entirely offset the net deferred tax assets as of December 29, 2001, and December 30, 2000. At December 29, 2001, the Company had the following operating loss and tax credit carryforwards available for tax purposes:

                                                                Expiration
                                            Amount                 Dates
                                            -------             ----------
Federal regular tax net
  operating loss carryforwards              $45,261             2002-2016
Federal AMT credit carryforwards
  against regular tax                       $   959             indefinite

         The net operating loss carryforwards are subject to utilization limitations due to ownership changes. The net operating loss carryforwards may be utilized to offset future taxable income as follows: $27,411 in 2002, $3,251 in each of years 2003 through 2007 and $1,595 in 2008. If the Company successfully emerges under a confirmed Plan, further restrictions on utilization of net operating loss carryforwards could result.

         Loss carryforwards not utilized in any year that they are available may be carried over and utilized in subsequent years, subject to their expiration provisions.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

8.       Income Taxes, continued:

         In accordance with SOP 90-7, any tax benefit realized from utilizing the pre-reorganization net operating loss carryforwards is recorded first as a reduction of the reorganization value in excess of amounts allocable to identifiable assets, then as a reduction of noncurrent intangible assets existing at the reorganization date, and finally as an increase to stockholders' equity rather than realized as a benefit in the statement of operations. The Company recorded a reduction to reorganization value and/or intangible assets of $1,451 in 1999.

9.       Incentive Compensation Plans:

         The Company has bonus arrangements for store management and other key management personnel. During 2001, 2000, and 1999, approximately $1,505, $734, and $1,760, respectively, were charged to costs and expenses for such bonuses.

         In December 1996, the Board of Directors of the Company adopted the Homeland Holding Corporation 1996 Stock Option Plan (the "Stock Option Plan"). In 1997, the Company established the 1997 Non-Employee Directors Stock Option Plan (the "Directors Stock Option Plan"). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for these plans. SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") was issued by the FASB in 1995 and, if fully adopted, changes the methods for recognition of expense on plans similar to the Company's. Adoption of SFAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 in 2001, 2000, and 1999 are presented below.

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

         Options granted under the Company's stock option plans have exercise prices ranging from $2.00 to $7.63 per share and have a weighted average remaining contractual life of 7.5 years. A summary of the status of the Company's outstanding stock options as of December 29, 2001,

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

9.       Incentive Compensation Plans, continued:

         December 30, 2000, and January 1, 2000, and changes during the years ended on those dates is as follows:

                                 2001                           2000                            1999
                       -------------------------       -------------------------       -------------------------
                                      Wgtd. Avg.                      Wgtd. Avg.                      Wgtd. Avg.
                                       Exercise                        Exercise                        Exercise
                        Shares          Price          Shares           Price           Shares          Price
                       -------        ----------       -------        ----------       -------        ----------
Outstanding as
  of beginning
  of year              962,000         $  4.08         542,000         $  5.38         429,000         $  6.09

Granted                     --              --         425,000            3.29         120,500            3.01
Exercised                   --              --              --              --              --              --
Forfeited                8,500            6.56           5,000            7.63           7,500            7.63
                       -------                         -------                         -------

Outstanding at
  end of year          953,500         $  4.06         962,000         $  4.08         542,000         $  5.38
                       =======                         =======                         =======

         Stock options outstanding and exercisable on December 29, 2001 are as follows:

                                                    Weighted average          Weighted average
Range of exercise               Shares under         exercise price         remaining contractual
prices per share                   option               per share                life in years
-----------------               ------------        ----------------        ---------------------
Outstanding:
   $2.00 - $4.00                  723,000                $3.09                      7.9
    4.75 -  7.63                  230,500                 7.10                      6.0
   -------------                  -------                -----                      ---
   $2.00 - $7.63                  953,500                $4.06                      7.5
   -------------                  -------                -----                      ---
Exercisable:
   $2.00 - $4.00                  267,700                $3.00
    4.75 -  7.63                  195,900                 7.19
   -------------                  -------                -----
   $2.00 - $7.63                  463,600                $4.77
   -------------                  -------                -----

         There were no stock options granted during 2001 and the weighted average fair value of options granted during 2000 and 1999 was $1.36 and $1.46, respectively. No compensation was charged against income in 2001, 2000, and 1999.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

9.       Incentive Compensation Plans, continued:

         The fair value of the options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used:

                                     2001                2000             1999
                                     ----              -------          --------
Expected dividend yield               n/a                0%               0%

Expected stock price volatility       n/a               41%              40%

Weighted average risk-free
  interest rate                       n/a              6.0%             5.8%

Weighted average expected
  life of options                     n/a              6 years          6 years

         Had compensation cost of the Company's option plans been determined using the fair value at the grant date of awards consistent with the method of SFAS 123, the Company's net loss and net loss per common share would have been reduced to the pro forma amounts indicated in the table below:

                                    2001                2000                1999
                                 ----------          ----------          ----------
  Net loss - as reported         $  (46,396)         $   (5,889)         $   (4,294)
  Net loss - pro forma           $  (46,702)         $   (6,165)         $   (4,466)

Basic and diluted EPS -
      as reported                $    (9.42)         $    (1.20)         $    (0.87)
Basic and diluted EPS -
      pro forma                  $    (9.48)         $    (1.25)         $    (0.91)

         No options or warrants outstanding at December 29, 2001, December 30, 2000, and January 1, 2000, were included in the computation of diluted earnings per share because the effect would be antidilutive to applicable periods.

         Pursuant to the terms of the Union Agreements, the Company established an employee stock bonus plan for the benefit of the unionized employees (the "Stock Bonus Plan"). The Stock Bonus Plan consists of three separate elements: (a) the issuance of 58,025 shares of Common Stock each plan year of the three year period ended July 31, 1999; (b) up to 58,025 shares of Common Stock may be purchased by the plan participants during each plan year of the three year period ended July 31, 2000 (the "Stock Purchase") and (c) the granting of 58,025 shares of Common Stock for each plan year of the three year period ended July 31, 1999 upon the Company's achievement of certain escalating EBITDA-based performance goals. The purchase price of the shares under the Stock Purchase element shall be equal to their appraised value or at fair value if the shares are readily tradable on a securities market. For each share of

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

9.       Incentive Compensation Plans, continued:

         Common Stock purchased by a participant under the Stock Purchase element, the Company will match 33 1/3% of such purchase in the form of stock. The Stock Bonus Plan does not fall under the provisions of SFAS 123.

10.      Retirement Plans:

         Effective January 1, 1988, the Company adopted a non-contributory, defined benefit retirement plan for all executive and administrative personnel. Benefits are based on length of service and career average pay with the Company. The Company's funding policy is to contribute an amount equal to or greater than the minimum funding requirement of the Employee Retirement Income Security Act of 1974, but not in excess of the maximum deductible limit. Plan assets were invested in mutual funds during 2001, 2000, and 1999.

         On February 4, 2002, the Company provided notice under ERISA Section 204(h) and Internal Revenue Code Section 4980F that the Company had adopted an amendment to freeze the retirement plan. The retirement plan amendment provides that no additional benefits will accrue to participants under the plan from and after March 1, 2002, and when the plan freeze becomes effective, participants who are active employees of Homeland will be 100% vested in their benefits that accrued under the plan prior to March 1, 2002.

         Information regarding the plan follows:

                                         2001              2000
                                       --------          --------
CHANGE IN BENEFIT OBLIGATION:
  Benefit obligation at
       beginning of year               $ 12,182          $ 10,528
  Service cost                              582               473
  Interest cost                             979               857
  Actuarial (gain) loss                   1,546               644
  Benefits paid                            (325)             (320)
                                       --------          --------
  Benefit obligation at end
       of year                         $ 14,964          $ 12,182
                                       ========          ========

CHANGE IN PLAN ASSETS:
  Fair value of plan assets at
       beginning of year               $ 11,040          $ 11,234
  Actual return on plan assets             (418)              126
  Employer contribution                   1,026                --
  Benefits paid                            (325)             (320)
                                       --------          --------
  Fair value of plan assets at
       end of year                     $ 11,323          $ 11,040
                                       ========          ========

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

9.         Retirement Plans, continued:

RECONCILIATION OF FUNDED STATUS:
  Funded status                          $(3,641)          $(1,142)
  Unrecognized actuarial
       (gain) loss                         4,392             1,465
  Unrecognized prior service
        cost                                 (29)              (40)
                                         -------           -------
  Prepaid benefit cost                   $   722           $   283
                                         =======           =======


AMOUNTS RECOGNIZED IN THE
  FINANCIAL STATEMENT OF
  FINANCIAL POSITION CONSIST OF:
   Prepaid benefit cost                  $    --           $    --
   Accrued benefit liability              (2,542)             (405)
   Accumulated other
      comprehensive income                 3,264               688
                                         -------           -------
   Net amount recognized                 $   722           $   283
                                         =======           =======

WEIGHTED-AVERAGE ASSUMPTIONS AS
      OF END OF YEAR:
  Discount rate                             7.00%             7.50%
  Expected return on plan assets            9.00%             9.00%
  Rate of compensation increase
    Before Age 35                           5.50%             5.50%
    Ages 35 - 49                            4.50%             4.50%
    After Age 49                            3.50%             3.50%

COMPONENTS OF NET PERIODIC
      PENSION COST:                       2001             2000             1999
                                        -------          -------          -------
   Service cost                         $   582          $   473          $   562
    Interest cost                           979              857              792
    Expected return on plan
         assets                          (1,016)          (1,012)            (953)
   Amortization of prior
        service cost                        (11)             (11)             (11)
  Recognized net actuarial loss              52               --               11
                                        -------          -------          -------
  Net periodic pension cost             $   586          $   307          $   401
                                        =======          =======          =======

         The Company also contributes to various union-sponsored, multi-employer defined benefit plans in accordance with collective bargaining agreements. The Company could, under certain

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

10.      Retirement Plans, continued:

         circumstances, be liable for the Company's unfunded vested benefits or other costs of these multi-employer plans. The allocation to participating employers of the actuarial present value of vested and nonvested accumulated benefits in multi-employer plans as well as net assets available for benefits is not available and, accordingly, is not presented. The costs of these plans for 2001, 2000, and 1999, were $1,178, $1,226, and $1,271, respectively.

         Effective January 1, 1988, the Company adopted a defined contribution plan covering substantially all non-union employees of the Company. Participants may contribute from 1% to 12% of their pre-tax compensation. The plan allows for a discretionary Company matching contribution formula based on the Company's operating results. The Company did not make any contributions to this plan in 2001, 2000, or 1999.

11.      Leases:

         The Company leases 54 of its retail store locations under noncancellable agreements, which expire at various times between 2002 and 2030. These leases, which include both capital leases and operating leases, generally are subject to six five-year renewal options. Most leases also require the payment of taxes, insurance and maintenance costs and many of the leases covering retail store properties provide for additional contingent rentals based on sales in excess of certain stipulated amounts.

         Leased assets under capital leases consists of the following:

                                    December 29,    December 30,
                                        2001           2000
                                    ------------    ------------
Buildings                              $1,130         $2,426
Equipment                               3,781          4,494
Beneficial interest in capital
   leases                               1,713          2,966
                                       ------         ------
                                        6,624          9,886
Less accumulated amortization           4,650          4,833
                                       ------         ------
Net leased assets                      $1,974         $5,053
                                       ======         ======

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

11.      Leases, continued:

         Future minimum lease payments under capital leases and noncancellable operating leases as of December 29, 2001, are as follows:

                                               Capital        Operating
Fiscal Year                                    Leases           Leases
-----------                                    -------        ---------
2002                                           $   602         $ 7,324
2003                                               531           4,878
2004                                                --           4,447
2005                                                --           3,883
2006                                                --           2,852
Thereafter                                          --          12,330
                                               -------         -------
Total minimum obligations                        1,133         $35,715
                                                               =======

Less estimated interest                            102
                                               -------
Present value of net minimum
  obligations                                    1,031
Less current portion                               452
Less liabilities subject to compromise              60
                                               -------
Long-term obligations under
  capital leases                               $   519
                                               =======

         Leased assets under capital leases exclude a capital lease for a store that the Company has determined it will reject in 2002. The net book value associated with the leased assets is $676 at December 29, 2001. Future minimum lease payments exclude $1,576 of payments that would have been made had the Company not determined to reject the lease. Also, future minimum payments under operating leases exclude $16,574 of payments associated with leases that the Company has determined it will reject in 2002.

         Rent expense for 2001, 2000 and 1999 is as follows:

                          2001           2000           1999
                         ------         ------         ------
Minimum rents            $8,198         $9,789         $7,200
Contingent rents             73             83             86
                         ------         ------         ------

                         $8,271         $9,872         $7,286
                         ======         ======         ======

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

12.      Commitments and Contingencies:

         The Company is a party to the 1995 Supply Agreement with AWG, pursuant to which the Company became a member of the AWG cooperative, and to the 2001 Supply Agreement (together "Supply Agreements"). AWG is the Company's primary supplier and currently supplies approximately 70% of the goods sold in the Company's stores. In conjunction with these supply agreements, the Company receives certain rebates and allowances from AWG as well as an annual distribution from AWG's cooperative arrangements (see Note 2 - Concentrations of credit and business risk). Pursuant to the Supply Agreements, AWG is required to supply products to the Company at the lowest prices and on the best terms available to AWG's retail members. In addition, the Company is: (a) eligible to participate in certain cost-savings programs available to AWG's other retail members; and (b) is entitled to receive certain member rebates and refunds based on the dollar amount of the Company's purchases from AWG's distribution center.

         The Supply Agreements with AWG contain certain "Volume Protection Rights," including: (a) the right of first offer (the "First Offer Rights") with respect to any proposed sales of stores supplied under the Supply Agreements (the "Supplied Stores") and a sale of more than 50% of the outstanding stock of Holding or Homeland to an entity primarily engaged in the retail or wholesale grocery business; (b) the Company's agreement not to compete with AWG as a wholesaler of grocery products during the term of the Supply Agreements; and (c) the Company's agreement to dedicate the Supplied Stores to the exclusive use of a retail grocery facility owned by a retail member of AWG (the "Use Restrictions"). The Company's agreement not to compete and the Use Restrictions contained in the Supply Agreements are terminable with respect to a Supplied Store upon the occurrence of certain events, including the Company's compliance with AWG's First Offer Rights with respect to any proposed sale of such store. In addition, the Supply Agreements provide AWG with certain purchase rights in the event the Company closes 90% or more of the Supplied Stores. The Company has entered into employment contracts with certain key executives providing for the payment of minimum salary, bonus amounts contingent upon operating performance, certain other benefits in the event of termination of the executives, and retention bonuses related to the bankruptcy.

         The Company is party to various lawsuits arising from the 1996 Chapter 11 procedings and also in the normal course of business. Lawsuits associated with the 1996 Chapter 11 proceedings were closed pursuant to the August 2001 Bankruptcy Filing. Management believes that the ultimate outcome of matters arising in the normal course of business will not have a material effect on the Company's consolidated financial position, results of operations and cash flows.

         Approximately 88% of the Company's employees are union members. A new collective, bargaining agreement associated with the majority of these employees, was entered into on

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

               (In thousands, except share and per share amounts)

12.      Commitments and Contingencies, continued:

         August 5, 2001. The new agreement provides for an increase in wages and continued contributions to a health and welfare trust fund based upon union employee hours worked. In addition, the new agreement contains a maintenance of benefit provision which will require the Company to remit additional health and welfare payments in the event the health and welfare trust fund falls below the estimate of outstanding claims liabilities, including incurred but not reported claims. In the fourth quarter of 2001, the Company recorded an additional expense in the amount of $533 related to the maintenance of benefit provisions based upon estimated outstanding claims at December 29, 2001. The Company believes that the maintenance of benefit obligation could have a significant impact on the operating results of the Company.

                                  EXHIBIT INDEX

   Exhibit No.             Description
   -----------             -----------
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

         10a(1)            Homeland Profit Plus Plan, effective as of January 1,
                           1988. (Incorporated by reference to Exhibit 10q to Form S-1 Registration Statement, Registration No.
                           33-22829.)

         10a.1(1)          Homeland Profit Plus Plan, effective as of January 1,
                           1989. (Incorporated by reference to Exhibit 10q.1 to Form 10-K for the fiscal year ended December 29, 1990.)

   Exhibit No.             Description
   -----------             -----------
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

         10d.1(1) 1995 Homeland Management Incentive Plan. (Incorporated by reference to Exhibit 10s.7 to Form 10-K for fiscal year ended December 30, 1995.)

         10d.2(1) 1996 Homeland Management Incentive Plan. (Incorporated by reference to Exhibit 10.d3 to Form 10-K for fiscal year ended December 28, 1996.)

         10d.3(1)          1997 Homeland Management Incentive Plan.

         10e(1) Form of Homeland Employees' Retirement Plan, effective as of January 1, 1988. (Incorporated by reference to Exhibit 10t to Form S-1 Registration
                           Statement, Registration No. 33-22829.)

         10e.1(1)          Amendment No. 1 to Homeland Employees' Retirement
                           Plan effective January 1, 1989. (Incorporated herein by reference to Form 10-K for fiscal year ended
                           December 30, 1989.)

         10e.2(1)          Amendment No. 2 to Homeland Employees' Retirement
                           Plan effective January 1, 1989. (Incorporated herein by reference to Form 10-K for fiscal year ended
                           December 30, 1989.)

         10e.3(1)          Third Amendment to Homeland Employees' Retirement
                           Plan effective as of January 1, 1988. (Incorporated herein by reference to Exhibit 10t.3 to Form 10-K for fiscal year ended December 29, 1990.)

         10e.4(1)          Fourth Amendment to Homeland Employees' Retirement
                           Plan effective as of January 1, 1989. (Incorporated herein by reference to Exhibit 10t.4 to Form 10-K for the fiscal year ended December 28, 1991.)

         10e.5(1)          Fifth Amendment to Homeland Employees' Retirement
                           Plan effective as of January 1, 1989. (Incorporated herein by reference to Form 10-Q for the quarterly period ended September 9, 1995.)

         10f(1)            Executive Officers Medical/Life Insurance Benefit
                           Plan effective as of December 9, 1993. (Incorporated by reference to Exhibit 10kk to Form 10-K for the fiscal year ended January 1, 1994.)

         10g               Asset Purchase Agreement, dated as of February 6,
                           1995, between Homeland and Associated Wholesale
                           Grocers, Inc. (Incorporated by reference to Exhibit
                           10pp.1 to Form 10-K for fiscal year ended December
                           30, 1995.)

   Exhibit No.             Description
   -----------             -----------
         10h(1)            Employment Agreement dated as of February 25, 1998,
                           between Homeland and Steven M. Mason.

         10i(1) Employment Agreement dated as of February 17, 1998, between Homeland and David B. Clark.

         10j               Indenture, dated as of August 2, 1996, among
                           Homeland, Fleet National Bank, as Trustee, and
                           Holding, as Guarantor. (Incorporated by reference to Exhibit 10aaa to Form 8-K dated September 30, 1996.)

         10k(1) Employee Stock Bonus Plan for union employees effective as of August 2, 1996. (Incorporated by reference to Exhibit 10s to Form 10-K for fiscal year ended December 28, 1996.)

         10l(1)            Management Stock Option Plan effective as of December
                           11, 1996. (Incorporated by reference to Exhibit 10t to Form 10-K for fiscal year ended December 28, 1996.)

         10m               Loan Agreement dated as of December 17, 1998, among
                           IBJ Schroder Business Credit Corporation, Heller
                           Financial, Inc., and National Bank of Canada,
                           Homeland and Holding.

         10n(1)            1998 Homeland Management Incentive Plan.

         10o(1) Employment Agreement dated as of July 6, 1998, between Homeland and Wayne S. Peterson.

         10p(1) Employment Agreement dated as of September 14, 1998, between Homeland and John C. Rocker.

         10q(1) Letter agreement regarding severance arrangements dated as of December 8, 1998, between Homeland and Steven M. Mason.

         10r(1) Letter agreement regarding severance arrangements dated as of December 8, 1998, between Homeland and Prentess E. Alletag, Jr.

         10s(1) Letter agreement regarding severance arrangements dated as of December 8, 1998, between Homeland and Deborah A. Brown.

         10t(1) Stock Option Agreement dated as of October 21, 1998, between Homeland and Wayne S. Peterson.

         10u(1)            Stock Option Agreement dated as of September 14,
                           1998, between Homeland and John C. Rocker.

         10v(1) Letter agreement regarding severance arrangements dated as of December 8, 1999, between Homeland and Prentess E. Alletag, Jr..

   Exhibit No.             Description
   -----------             -----------
         10w(1)            Letter agreement regarding severance arrangements
                           dated as of December 8, 1999, between Homeland and
                           Deborah A. Brown.

         10x*(1) Letter agreement regarding severance arrangements dated as of December 8, 1999, between Homeland and Steven M. Mason.

         10y(1) Letter agreement regarding severance arrangements dated as of December 8, 1999, between Homeland and John C. Rocker.

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

         10af              Letter Agreement and Promissory Note to David B.
                           Clark regarding relocation expenses.

         10ag              Seventh Amendment to Loan Agreement dated as of
                           December 22, 2000, among IBJ Whitehall Business
                           Credit Corporation, Heller Financial, Inc., and
                           National Bank of Canada, Homeland and Holding.

         10ah Letter Agreement regarding severance arrangements dated as of December 15, 2000, between Homeland and Prentess E. Alletag, Jr.

         10ai Letter Agreement regarding severance arrangements dated as of December 15, 2000, between Homeland and Deborah A. Brown.

         10aj Letter Agreement regarding severance arrangements dated as of December 15, 2000, between Homeland and Steven M. Mason.

         10ak Letter Agreement regarding severance arrangements dated as of December 15, 2000, between Homeland and John C. Rocker.

    Exhibit No.            Description
    -----------            -----------
         10al              Letter Agreement regarding change of control
                           arrangements dated as of December 26, 2000, between
                           Homeland and Prentess E. Alletag, Jr.

         10am Letter Agreement regarding change of control arrangements dated as of December 26, 2000, between Homeland and Deborah A. Brown.

         10an Letter Agreement regarding change of control arrangements dated as of December 26, 2000, between Homeland and David B. Clark.

         10ao Letter Agreement regarding change of control arrangements dated as of December 26, 2000, between Homeland and Steven M. Mason.

         10ap Letter Agreement regarding change of control arrangements dated as of December 26, 2000, between Homeland and Wayne S. Peterson.

         10aq Letter Agreement regarding change of control arrangements dated as of December 26, 2000, between Homeland and John C. Rocker.

         10ar              Eighth Amendment to Loan Agreement dated as of March
                           23, 2001, among IBJ Whitehall Business Credit
                           Corporation, Heller Financial, Inc., and National
                           Bank of Canada, Homeland and Holding.

         10as              Ninth Amendment to Loan Agreement dated as of April
                           24, 2001, among IBJ Whitehall Business Credit
                           Corporation, Heller Financial, Inc., and National
                           Bank of Canada, Homeland and Holding.

         10at*             Tenth Amendment to Loan Agreement dated as of July 6,
                           2001, among IBJ Whitehall Business Credit
                           Corporation, Heller Financial, Inc., and National
                           Bank of Canada, Homeland and Holding.

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

         10aw*             Supplemental Compensation Agreement between Deborah
                           A. Brown and the Company dated as of May 18, 2001.

         10ax*             Supplemental Compensation Agreement between Steven M.
                           Mason and the Company dated as of May 18, 2001.

         10ay*             Supplemental Compensation Agreement between John C.
                           Rocker and the Company dated as of May 18, 2001.

         10az*             Supplemental Compensation Agreement between Prentess
                           Alletag and the Company dated as of May 18, 2001.

         10aaa             Credit Agreement dated as of August 15, 2001 with
                           Associated Wholesale Grocers, Inc.

    Exhibit No.            Description
    -----------            -----------
         10aab             Supply Agreement dated as of August 15, 2001 with
                           Associated Wholesale Grocers, Inc

         10aac             Credit Agreement dated as of August 15, 2001 with
                           Fleet Retail Finance, Inc. and Back Bay Capital
                           Funding L.L.C.

         10aad             Retention and Severance Agreement dated as of October
                           25, 2001, between Homeland and Prentess E. Alletag,
                           Jr.

         10aae             Retention and Severance Agreement dated as of October
                           25, 2001, between Homeland and Deborah A. Brown.

         10aaf             Retention and Severance Agreement dated as of October
                           25, 2001, between Homeland and David B. Clark.

         10aag             Retention and Severance Agreement dated as of October
                           25, 2001, between Homeland and Wayne S. Peterson.

         10aah             Retention and Severance Agreement dated as of October
                           25, 2001, between Homeland and John C. Rocker.

         10aai             Retention and Severance Agreement dated as of October
                           25, 2001, between Homeland and Steve Mason.

         10aaj             First Amendment dated as of December 17, 2001 to the
                           Credit Agreement dated as of August 15, 2001 with
                           Fleet Retail Finance, Inc. and Back Bay Capital
                           Funding L.L.C.

         11e               Computation of Diluted Earnings Per Share.

         21*               Subsidiaries.

         23*               Consent of Independent Accountants.