Form 10-Q
period 2002-03-23
HOMELAND HOLDING CORP
filed 2002-05-07
CIK 835582

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 23, 2002

                                       OR

[ ]     Transition Report Pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934 For the transition period from         to
                                                            -------    --------

Commission file No.: 33-48862


                          HOMELAND HOLDING CORPORATION
                    Debtor-in-Possession as of August 1, 2001
             ------------------------------------------------------
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

              Indicate the number of shares outstanding of each of the registrant's classes of common stock as of May 7, 2002:

          Homeland Holding Corporation Common Stock: 4,925,871 shares

                          HOMELAND HOLDING CORPORATION
                    Debtor-in-Possession as of August 1, 2001

                                    FORM 10-Q

                      FOR THE 12 WEEKS ENDED MARCH 23, 2002


                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements...............................................  1

         Consolidated Balance Sheets
            March 23, 2002, and December 29, 2001...........................  1

         Consolidated Statements of Operations
            and Comprehensive Income
            Twelve Weeks ended March 23, 2002, and
                March 24, 2001..............................................  3

         Consolidated Statements of Cash Flows
            Twelve Weeks ended March 23, 2002, and
                March 24, 2001..............................................  5

         Notes to Consolidated Financial Statements.........................

ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................... 11

PART II  OTHER INFORMATION

ITEM 3.  Exhibits and Reports on Form 8-K................................... 18

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001
                           CONSOLIDATED BALANCE SHEETS

               (In thousands, except share and per share amounts)

                                     ASSETS

                                                     (Unaudited)
                                                       March 23,  December 29,
                                                         2002        2001
                                                     -----------  -----------
Current assets:
     Cash and cash equivalents                         $  4,748     $  5,602
     Receivables, net of allowance
         for uncollectible accounts of $232 and $318      5,473       12,006
     Inventories                                         29,287       34,965
     Prepaid expenses and other current assets            3,183        2,292
     Assets held for sale                                    97        2,349
                                                       --------     --------

         Total current assets                            42,788       57,214

Property, plant and equipment:
     Land and land improvements                           6,704        6,699
     Buildings                                           18,787       18,772
     Fixtures and equipment                              32,231       33,165
     Leasehold improvements                              13,490       13,843
     Software                                             6,881        7,016
     Leased assets under capital leases                   5,886        5,938
     Construction in progress                               301          301
                                                       --------     --------

                                                         84,280       85,734
      Less, accumulated depreciation
          and amortization                               43,305       43,369
                                                       --------     --------

      Net property, plant and equipment                  40,975       42,365

      Other assets and deferred charges                  21,521       23,159
                                                       --------     --------

          Total assets                                 $105,284     $122,738
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

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001

                     CONSOLIDATED BALANCE SHEETS, Continued

               (In thousands, except share and per share amounts)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                     (Unaudited)
                                                       March 23,  December 29,
                                                         2002        2001
                                                     -----------  ------------
Current liabilities:
     Accounts payable - trade                          $  11,960    $  15,285
     Salaries and wages                                    2,132        2,799
     Taxes                                                   983        1,655
     Accrued interest payable                                130          185
     Other current liabilities                             7,556        8,269
     Current portion of long-term debt                    36,020       44,152
     Current portion of obligations
         under capital leases                                452          452
                                                       ---------    ---------

         Total current liabilities                        59,233       72,797

Long-term obligations:
     Obligations under capital leases                        403          519
     Other noncurrent liabilities                          3,472        4,579
                                                       ---------    ---------

         Total long-term obligations                       3,875        5,098

Liabilities subject to compromise                         72,357       72,718

Stockholders' deficit:
     Common stock $0.01 par value,
         authorized - 7,500,000 shares,
         issued 4,925,871 shares at March 23, 2002,
         and December 29, 2001                                49           49
     Additional paid-in capital                           56,274       56,274
     Accumulated deficit                                 (83,240)     (80,934)
     Accumulated other comprehensive income               (3,264)      (3,264)
                                                       ---------    ---------

         Total stockholders' deficit                     (30,181)     (27,875)
                                                       ---------    ---------

         Total liabilities and stockholders' deficit   $ 105,284    $ 122,738
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

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001

                      CONSOLIDATED STATEMENT OF OPERATIONS
                            AND COMPREHENSIVE INCOME

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                      12 weeks     12 weeks
                                                        ended       ended
                                                      March 23,    March 24,
                                                         2002        2001
                                                      ---------    ---------
Sales, net                                            $  77,911    $ 113,825

Cost of sales                                            58,270       85,705
                                                      ---------    ---------

     Gross profit                                        19,641       28,120

Selling and administrative expenses                      17,848       25,991
                                                      ---------    ---------

     Operating income                                     1,793        2,129

Gain on disposal of assets                                    8            1
Interest income                                             149          202
Interest expense                                         (1,265)      (2,602)
                                                      ---------    ---------

Income (loss) from continuing operations
     before reorganization expense and income taxes         685         (270)

Reorganization expense                                   (1,550)          --
                                                      ---------    ---------

Loss from continuing operations before income taxes        (865)        (270)

Income taxes                                                 --           --
                                                      ---------    ---------

Loss from continuing operations                            (865)        (270)
                                                      ---------    ---------
                                                                   Continued


                   The accompanying notes are an integral part of these consolidated financial statements.

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001

                      CONSOLIDATED STATEMENT OF OPERATIONS
                       AND COMPREHENSIVE INCOME, continued

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                             12 weeks       12 weeks
                                                              ended          ended
                                                            March 23,      March 24,
                                                              2002           2001
                                                           -----------    -----------
Discontinued operations:
     Income (loss) from discontinued stores                $    (1,441)   $       392

     Income taxes                                                   --             --
                                                           -----------    -----------

     Income (loss) on discontinued operations                   (1,441)           392
                                                           -----------    -----------

Net income (loss)                                          $    (2,306)   $       122
                                                           ===========    ===========

Basic and diluted earnings per share:
     Loss from continuing operations                       $     (0.18)   $     (0.06)
     Income (loss) on discontinued operations                    (0.29)          0.08
                                                           -----------    -----------
     Net income (loss) per share                           $     (0.47)   $      0.02
                                                           ===========    ===========

Basic and diluted weighted shares outstanding                4,925,871      4,925,871
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

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001

                      CONSOLIDATED STATEMENT OF CASH FLOWS

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                          12 weeks    12 weeks
                                                           ended       ended
                                                         March 23,   March 24,
                                                           2002         2001
                                                         ---------   ---------
Cash flows from operating activities:
     Income (loss) from continuing operations
        before reorganization expense and income taxes    $   685    $  (270)
     Adjustments:
        Depreciation and amortization                       1,452      2,278
        Amortization of beneficial
          interest in operating leases                         24         28
        Amortization of goodwill                               --        175
        Amortization of financing costs                       294         16
        Gain on disposal of assets                             (8)        (1)
        Change in assets and liabilities:
          Decrease in receivables                           6,431      4,306
          Decrease in inventories                             619      4,274
          (Increase) decrease in prepaid
            expenses and other current assets                 976       (495)
          Increase in other assets and deferred charges      (337)      (528)
          Decrease in accounts payable-trade                 (494)    (4,136)
          Decrease in salaries and wages                     (667)      (191)
          Decrease in taxes                                  (660)      (356)
          Decrease in accrued interest payable                (55)    (1,708)
          Decrease in other current liabilities            (2,582)      (578)
          Decrease in other noncurrent
            liabilities                                      (405)      (969)
                                                          -------    -------

               Total adjustments                            4,588      2,115
                                                          -------    -------

          Net cash provided by continuing operations
              before reorganization expenses and
               income taxes                                 5,273      1,845

               Reorganization expenses paid                (1,054)        --
                                                          -------    -------

          Net cash provided by continuing operations        4,219      1,845
          Net cash provided by discontinued operations      2,842        163
                                                          -------    -------
          Net cash provided by operating activities         7,061      2,008
                                                          -------    -------
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

                  HOMELAND HOLDING CORPORATION AND SUBSIDIARIES
                    Debtor-in-Possession as of August 1, 2001

                 CONSOLIDATED STATEMENT OF CASH FLOWS, continued

               (In thousands, except share and per share amounts)
                                   (Unaudited)


                                                                         12 weeks ended  12 weeks ended
                                                                            March 23,       March 24,
                                                                               2002            2001
                                                                         --------------  --------------

Cash flows used in investing activities:
     Capital expenditures                                                          (47)           (188)
     Cash received from sale of assets                                           2,568               4
                                                                          ------------    ------------

          Net cash provided by (used in)
              investing activities                                               2,521            (184)
                                                                          ------------    ------------

Cash flows from financing activities:
     Borrowings under DIP revolving credit loans                                17,545              --
     Payments under DIP revolving credit loans                                 (24,769)             --
     Borrowings under NBC term loan                                                 --            (595)
     Borrowings under NBC revolving credit loans                                    --          30,047
     Payments under NBC revolving credit loans                                      --         (31,006)
     Payments on tax notes                                                         (14)            (13)
     Principal payments under notes payable                                       (894)           (306)
     Principal payments under capital lease obligations                           (115)           (135)
     Book overdrafts recorded in accounts payable                               (2,189)         (3,173)
                                                                          ------------    ------------

          Net cash used in financing activities                                (10,436)         (5,181)
                                                                          ------------    ------------

Net decrease in cash and cash equivalents                                         (854)         (3,357)

Cash and cash equivalents at beginning of period                                 5,602          10,198
                                                                          ------------    ------------

Cash and cash equivalents at end of period                                $      4,748    $      6,841
                                                                          ============    ============

Supplemental information:
     Cash paid during the period for interest                             $      1,026    $      3,973
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

                  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the period ended December 29, 2001, and the notes thereto.

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

2.       Accounting Policies

                  The significant accounting policies of the Company are summarized in the consolidated financial statements of the Company for the 52 weeks ended December 29, 2001, and the notes thereto. Newly-adopted accounting policies in 2002 are more fully described herein.

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

                  As provided by the Bankruptcy Code, the Company initially has the exclusive right to propose a plan of reorganization ("Plan"). The Company's exclusive right was previously set to expire April 30, 2002, however, the Bankruptcy Court has approved the Company's petition to extend this deadline to May 31, 2002. The Company expects to file its proposed Plan in the second quarter of 2002. Nevertheless, the Company is currently executing a strategy to close unprofitable locations and to divest selected locations and markets. As of March 23, 2002, the Company operated 45 stores, and it intends to emerge from bankruptcy with a total of 44 stores.

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

4.       Store Closings

                  The Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective December 30, 2001. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of. The statement also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The provisions did not have a material impact on the Company's impairment policy or net earnings; however, adoption of the standard resulted in classifying the operations of certain stores as discontinued operations in the accompanying unaudited interim consolidated financial statements for all periods presented.

                  Effective December 30, 2001, the results of operations of certain owned and leased stores are presented as discontinued operations in accordance with the provisions of SFAS No. 144. The results of operations of stores to be closed or sold are presented as discontinued operations beginning in the quarter in which management commits to a plan to close the related store. The results of operation include current operating results, related write downs of inventories to estimated net realizable value and accruals for future estimated rent and other expenses.

                  The Company had previously disclosed its intentions of closing or selling 10 stores during the beginning of 2002. The Company recorded an asset impairment charge of $3.0 million related to these stores during the fourth quarter ended December 29, 2001. As of December 29, 2001, disposition of these 10 stores was subject to approval of the Bankruptcy Court and, therefore, no store closing charges were recorded in 2001. In the first quarter of 2002 and in connection with the sale or closing of these 10 stores, which was approved by the Bankruptcy Court the Company recorded a pretax charge of $1.0 million, which includes $0.9 million for the write-down of inventory,$0.4 million for holding costs, partially offset by a gain on the sale of one store of $0.3 million. Holding costs primarily consist of obligations under operating leases and related expenses expected to be paid over the remaining lease terms, until the leases are rejected, or until a store is sold.

                  For the 12 weeks ended March 23, 2002 and March 24, 2001, the stores presented as discontinued operations had total sales of $7.2 million and $11.7 million, respectively, and pretax operating loss of $0.4 million and pretax operating income of $0.4 million, respectively. Of the ten stores described herein, 6 have been closed and 3 have been sold. The final store was sold on March 28, 2002, subsequent to the close of the first quarter 2002. As of March 23, 2002 and December 29, 2001, assets held for sale were $0.1 million and $2.3 million, respectively.

                  As of March 23, 2002, reserves for closed stores, including discontinued operations, consist of the following:

                                                          Occupancy    Other     Reserve
                                               Severance    Costs      Costs      Total
                                               ---------  ---------   -------    -------
Balance, December 29, 2001                      $ 1,246    $ 2,714    $   590    $ 4,550

January 2001 store closings:
      Costs charged against reserve                  --        (47)        (5)       (52)

Bankruptcy related store closings:
      Closed store charge                           285        470         97        852
      (Costs) credits charged against reserve    (1,531)      (876)       127     (2,280)
                                                -------    -------    -------    -------

Balance, March 23, 2002                         $     0    $ 2,261    $   809    $ 3,070
                                                =======    =======    =======    =======

5.       Liabilities Subject to Compromise and Reorganization Costs

                  Pursuant to SOP 90-7, Homeland's pre-petition liabilities that are subject to compromise are reported separately on the balance sheet at an estimate of the amount that will ultimately be allowed by the Bankruptcy Court. As of March 23, 2002, the components of the estimated pre-petition liabilities that are subject to compromise are as follows (amounts are in thousands):

                  Debt, pre-petition plus accrued interest           $63,000
                  Accounts payable                                     2,860
                  Other accrued liabilities                            6,497
                                                                     -------
                              Total:                                 $72,357
                                                                     =======

5.       Liabilities Subject to Compromise and Reorganization Costs, continued:

                  SOP 90-7 also requires separate reporting of certain expenses, realized gains and losses, and provisions for losses related to the Filing as reorganization items. As of March 23, 2002, the components of the reorganization items are as follows (amounts are in thousands):

                  Store closing charge                           $   446
                  Claims Expense                                    (177)
                  Fees                                             1,281
                                                                 -------
                              Total:                             $ 1,550
                                                                 =======

         The store closing charge included above in reorganization costs relates to additional holding costs for stores closed in fiscal year 2001 and prior to the adoption of SFAS No. 144. In accordance with SOP 90-7, interest expense associated with unsecured debt has not been reported subsequent to the date of the Filing. The contractual amount of interest expense on those obligations exceeds the amount reported by $1.4 million during the 12 weeks ended March 23, 2002 and $3.9 million since August 1, 2001.

6.       New Accounting Pronouncements

                  Effective December 30, 2001, the Company adopted the provisions of Financial Accounting Standards Board ("FASB") SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits the use of the pooling-of-interest method in accounting for business combinations and further clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives to no longer require amortization, but rather an annual review for impairment (or more frequently if impairment indicators arise). Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company had $5.1 million of goodwill as of December 29, 2001 (net of accumulated amortization) and March 23, 2002. There was no impact to the Company's financial statements as a result of adopting these standards.

                  In June 2001, the FASB also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently assessing the impact of this pronouncement on its financial statements.

         Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

         General

                  The table below sets forth selected items from the Company's continuing operations consolidated income statement as a percentage of net sales for the periods indicated:

                                                             12 weeks ended
                                                         -----------------------
                                                         March 23,     March 24,
                                                           2002          2001
                                                         --------      --------
Net sales                                                  100.0%        100.0%
Cost of sales                                               74.8          75.3
Gross profit                                                25.2          24.7
Selling and administrative expenses22.9                     22.8
Operating profit (loss)                                      2.3           1.9
Gain on disposal of assets                                    --            --
Interest income                                              0.2           0.2
Interest expense                                            (1.6)         (2.3)
Income (loss) from continuing
   operations before reorganization
   expense and income taxes                                  0.9          (0.2)
Reorganization expense                                      (2.0)           --
Loss from continuing operations
   before income taxes                                      (1.1)         (0.2)
Income tax benefit                                            --            --

      Loss from continuing operations                       (1.1)         (0.2)

Results of Operations.

                  COMPARISON OF THE TWELVE WEEKS ENDED MARCH 23, 2002 WITH THE TWELVE WEEKS ENDED MARCH 24, 2001

                  Unless otherwise noted, the results of operations for continuing stores represents a comparison of 44 stores for the twelve weeks ended March 23, 2002 with 68 stores for the twelve weeks ended March 24, 2001. The additional 24 stores in 2001 were stores that were closed in 2001 but are required, pursuant to the transitional rules of SFAS No. 144, to be presented as continuing operations since these stores were closed prior to the adoption of SFAS No. 144.

                  Net sales decreased $35.9 million, or 31.6%, from $113.8 million for the twelve weeks ended March 24, 2001, to $77.9 million for the twelve weeks ended March 23, 2002. The decrease in sales is attributable to the closing of 24 stores and a 0.1% decline in comparable store sales.

                  During the 12 weeks ended March 23, 2002, there were three new competitive openings within the Company's markets, all of which were Target Supercenters. Based on information publicly available, the Company expects that, during the remainder of 2002, Wal-Mart will open one Supercenter and one Neighborhood Market, Aldi will open one store, and independents will open two new stores.

                  The Company intends to emerge from bankruptcy with a total of 44 stores. Net sales for the 44 stores decreased $0.1 million, or 0.1%, from $78.0 million for the 12 weeks ended March 24, 2001 to $77.9 million for the 12 weeks ended March 23, 2002. Based in part on the anticipated impact of proposed and recent new store openings and remodelings by competitors, management believes that market conditions will remain highly competitive, placing continued pressure on these 44 comparable store sales and net sales. Management believes that comparable store sales for these 44 stores will decline approximately 2.0%, during the second quarter of 2002. In response to this highly competitive environment, the Company intends to utilize its merchandising strategy to emphasize a competitive pricing structure, as well as emphasizing quality products and services, selection and convenient store locations. The in-store merchandising strategy combines a strong presentation of fresh products along with meaningful values throughout the store on a wide variety of fresh and shelf stable products each week.

                  Gross profit as a percentage of sales increased 0.5%, from 24.7% for the twelve weeks ended March 24, 2001, to 25.2% for the twelve weeks ended March 23, 2002. The increase principally reflects the unfavorable gross profit performance of the stores that were closed in 2001 partially offset by a decline in gross profit margin in the core group of 44 stores. The decline in the 44 store group is attributable to lower rebates and allowances made available to the Company by its suppliers.

                  Selling and administrative expenses as a percentage of sales increased 0.1% from 22.8% for the twelve weeks ended March 24, 2001, to 22.9% for the twelve weeks ended March 23, 2002. The increase in the operating expense ratio is attributable to increased employee benefit expenses (primarily health care costs), partially offset by lower wage expense as a result of increased productivity and lower supply costs.

                  Operating profit decreased $0.3 million from $2.1 million for the twelve weeks ended March 24, 2001, to $1.8 million for the twelve weeks ended March 23, 2002. The decrease primarily reflects the decline in sales and the corresponding decrease in gross profit dollars partially offset by a decrease in selling and administrative expense dollars.

                  Interest expense, net of interest income, decreased $1.3 million from $2.4 million for the twelve weeks ended March 24, 2001, to $1.1 million for the twelve weeks ended March 23, 2002. The decrease reflects a reduction in accrued interest since August 1, 2001 for the Notes (See Notes to Consolidated Financial Statements), a reduction in the variable interest rates, a reduction in interest income due to a lower interest rate on the interest bearing certificates of AWG, partially offset by the amortization of costs associated with obtaining the DIP Financing. In accordance with SOP 90-7, interest expense associated with unsecured debt has not been reported subsequent to the date of the Filing. The contractual amount of interest expense on those obligations exceeds the amount reported by $1.4 million during the 12 weeks ended March 23, 2002 and $3.9 million since August 1, 2001. See "Liquidity and Capital Resources."

                  For the twelve weeks ended March 23, 2002, the Company recorded reorganization charges, which included a store closing charge (See Notes to Consolidated Financial Statements). The store closing charge of $0.4 million represents adjustments to holding costs for previously closed stores. Holding costs primarily consist of obligations under operating leases and related expenses expected to be paid over the remaining lease terms, until the leases are rejected, or until a store is sold. Finally, the reorganization charge also includes a reduction of $0.2 million in accrued liabilities related to potential bankruptcy claims and an expense of $1.3 million in fees attributable to bankruptcy expenses.

                  The Company did not generate income tax expense or benefit for 2002 or 2001. In accordance with SOP 90-7, the tax benefit realized from utilizing pre-reorganization net operating loss carryforwards is recorded as a reduction of the reorganization value in excess of amounts allocable to identifiable assets rather than realized as a benefit on the statement of operations. Additionally, upon the completion of the amortization of reorganization value in excess of amounts allocable to identifiable assets, the tax benefit realized from utilizing pre-reorganization net operating loss carryforwards is recorded as a reduction of other intangibles existing at the reorganization date until reduced to zero and then as an increase to stockholder's equity. At December 29, 2001, the Company had a tax net operating loss carryforward of approximately $45.3 million, which may be utilized to offset future taxable income to the limited amount of $27.4 million in 2002 and $3.3 million per year thereafter. If the Company successfully emerges under a confirmed Plan, further restrictions of net operating loss carryforwards could result. Due to the uncertainty of realizing future tax benefits, a full valuation allowance was deemed necessary to offset entirely the net deferred tax assets as of March 23, 2002 and December 29, 2001.

                  Loss from continuing operations decreased $0.6 million from a loss of $0.3 million for the twelve weeks ended March 24, 2001 to a loss of $0.9 million for the twelve weeks ended March 23, 2002. The decrease reflects the impact of the reorganization expense and the decline in operating income, partially offset by the decline in interest expense.

                  Income from operation of discontinued stores decreased $1.8 million from income of $0.4 million for the twelve weeks ended March 24, 2001 to a loss of $1.4 million for the twelve weeks ended March 23, 2002. The decrease reflects a decline of $0.8 million in operating profit, a $0.9 million charge for inventory write-down, a $0.4 million charge for holding costs, partially offset by a $0.3 million gain on the sale of one store.

                  Net income decreased $2.4 million from net income of $0.1 million, or net income per diluted share of $0.02, for the twelve weeks ended March 24, 2001 to net loss of $2.3 million, or net loss per diluted share of $0.47, for the twelve weeks ended March 23, 2002.

                  EBITDA from continuing operations (as defined below) decreased $1.3 million from $4.6 million, or 4.1% of sales, for the twelve weeks ended March 24, 2001 to $3.3 million, or 4.2% of sales for the twelve weeks ended March 23, 2002. The Company believes that EBITDA is a useful supplemental disclosure for the investment community. EBITDA, however, should not be construed as a substitute for earnings or cash flow information required under generally accepted accounting principles.

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

                  On August 15, 2001, in connection with the Chapter 11 Cases, the Company entered into New Loan Agreements with Fleet Retail Finance Inc. ("Fleet"), Back Bay Capital Funding L.L.C. ("Back Bay") and Associated Wholesale Grocers, Inc. ("AWG") for debtor-in-possession financing ("DIP Financing") and paid amounts outstanding under the existing Loan Agreement with NBC and certain other lenders. Under the DIP Financing, Fleet and Back Bay provide a revolving credit facility ("Revolver") under which the Company may borrow the lesser of
(a) $25.0 million or (b) the applicable borrowing base ($5.4 million at April 26, 2002), and a $10.0 million term loan for a maximum aggregate principal amount of $35.0 million. Funds borrowed under the Revolver were used to repay borrowings under the NBC Loan Agreement, pay certain pre-petition indebtedness approved by the Bankruptcy Court and for general corporate purposes of the Company. An additional $29.0 million of DIP financing was provided by AWG which included a new $16.5 million term loan (used to repay borrowings under the NBC Loan Agreement), a restated term loan totaling $9.4 million replacing previously outstanding acquisition-related loans, and a $3.1 million term loan representing an advance of rebate amounts expected to be earned by the Company under the 1995 Supply Agreement. The DIP Financing loans are secured by liens on, or security interests in, all of the assets of the Company and would have a super-priority administrative status under the Bankruptcy Code. In conjunction with the AWG loans described above, the Company entered into a new 10-year supply agreement ("2001 Supply Agreement") with AWG, which contains volume protection rights, right of first refusal and non-compete agreements similar to those in the 1995 Supply Agreement with AWG.

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

                  The interest rate payable on the Revolver can be characterized as either a London Interbank Offered Rate ("LIBOR") Loans, or base rate loan based on the prime rate publicly announced by Fleet National Bank plus a percentage which varies based on a number of factors, including: (a) excess availability under the Revolver; (b) the time period; and (c) whether the Company elects to use LIBOR. The current interest rate pricing under the Revolver is either the base rate plus 50 basis points or LIBOR plus 250 basis points. As of March 23, 2002, the Company had no borrowings under the Revolver and $7.5 million of excess availability. As of April 26, 2002, the Company had no borrowings under the Revolver and $8.5 million of excess availability ($5.4 million attributable to the borrowing base and $2.9 million of cash). The $10.0 million Back Bay term loan, which was fully funded on August 15, 2001, bears interest at an annual fixed rate of 16.50%. The $16.5 million AWG term loan, which was fully funded on August 15, 2001, bears interest at the prime rate plus 200 basis points (6.75% at March 23, 2002). There are no scheduled principal payments on either of the term loans; however, the Company is required to make certain mandatory prepayments as a result of asset sales or events of default as further defined in the New Loan Agreements. The application of the mandatory prepayments to the outstanding principal balances of the term loans is subject to an Inter-Creditor Agreement between Fleet/Back Bay and AWG. The AWG restated term loan has an outstanding balance as of March 23, 2002 of $8.5 million and bears interest at the prime rate plus 100 basis points (5.75% at March 23, 2002), subject to minimum limitations. Principal payments are required weekly. The AWG Supply Agreement term loan has an outstanding balance as of March 23, 2002 of $0.9 million and bears interest at the prime rate plus 200 basis points (6.75% at March 23, 2002). Principal payments are required each four-week period. Subsequent to March 23, 2002, the Company fully re-paid the principal balance of the AWG Supply Agreement term loan.

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

                  The Company's EBITDA (earnings before net interest expense, taxes, depreciation and amortization, inventory write-down, store closing charges, asset impairment, reorganization items and gain/loss on disposal of assets) from continuing operations as presented below, is the Company's measurement of internally-generated operating cash for working capital needs, capital expenditures and payment of debt obligations:

                                  12 weeks ended    12 weeks ended
                                  March 23, 2002    March 24, 2001
                                  --------------    --------------
Loss from continuing operations
    before income taxes              $  (865)          $  (270)

Reorganization expense                 1,550                --

Interest income                         (149)             (202)

Interest expense                       1,265             2,602

Gain on disposal of assets                (8)               (1)

Depreciation and amortization          1,476             2,481
                                     -------           -------

EBITDA from continuing operations    $ 3,269           $ 4,610
                                     =======           =======

As a percentage of sales                4.20%             4.05%
                                     =======           =======

As a multiple of interest expense,
    net of interest income             2.93x             1.92x
                                     =======           =======

                  Net cash provided by continuing operations increased $2.4 million from $1.8 million in 2001 to $4.2 million in 2002. The increase versus the prior year principally reflects favorable reductions in receivables and prepaid expenses, partially offset by the unfavorable decreases in other current liabilities, the payment of fees related to the bankruptcy, and the decline in EBITDA. Net cash provided by discontinued operations increased $2.6 million from $0.2 million in 2001 to $2.8 million in 2002. The increase principally reflects the liquidation of inventory for these stores.

                  Net cash provided by investing activities increased $2.7 million, from net cash used in investing activities of $0.2 million in 2001 to net cash provided by investing activities of $2.5 million in 2002. The increase principally reflects the proceeds from the sale of assets. Capital expenditures decreased $0.1 million from $0.2 million for the 12 weeks ended March 24, 2001 to $0.1 million for the 12 weeks ended March 23, 2002. The Company invested $1.3 million, $5.5 million, and $9.0 million in capital expenditures for the years 2001, 2000, and 1999, respectively.

                  Net cash used in financing activities increased $5.2 million from $5.2 million in 2001 to $10.4 million in 2002. The increase primarily reflects principal payments of the obligations of the DIP Financing during 2002.

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

PART II - OTHER INFORMATION

Item 3. Exhibits and Reports on Form 8-K

        (a) Exhibits: None

        (b) Report on Form 8-K: The Company did not file any Form 8-K during the quarter ended March 23, 2002.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         HOMELAND HOLDING CORPORATION


Date:    May 7, 2002                     By:      /s/   David B. Clark
                                               --------------------------------
                                               David B. Clark, President, Chief
                                               Executive Officer, and Director
                                               (Principal Executive Officer)


Date:    May 7, 2002                     By:      /s/    Wayne S. Peterson
                                               --------------------------------
                                               Wayne S. Peterson, Senior Vice
                                               President/Finance, Chief
                                               Financial Officer and Secretary
                                               (Principal Financial Officer)